Form 10-Q
period 2017-06-30
Seneca Financial Corp.
filed 2017-09-28
CIK 1708715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

SENECA FINANCIAL CORP.

(Exact Name of Company as Specified in its Charter)

Federal (State of Other Jurisdiction of Incorporation)	333-218749 (Commission File No.)	To be applied for (I.R.S. Employer Identification No.)

35 Oswego Street, Baldwinsville, NY 13027

(Address of Principal Executive Office) (Zip Code)

(315) 638-0233

(Issuer's Telephone Number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☐         NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒         NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
		Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of September 27, 2017, there were no shares issued and outstanding of the registrant’s common stock.

SENECA FINANCIAL CORP.

EXPLANATORY NOTE

Seneca Financial Corp. (the “Company”) is being formed to serve as the mid-tier holding company for Seneca Savings upon the completion of the mutual holding company reorganization of Seneca Federal Savings & Loan Association (“Seneca Savings”).  As of June 30, 2017, the reorganization had not been completed.  As of June 30, 2017, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities.  Accordingly, the unaudited financial statements and the other financial information contained in this quarterly report on Form 10-Q relate solely to Seneca Savings.

The unaudited financial statements and other financial information contained in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements of Seneca Savings as of and for the years ended December 31, 2016 and 2015 contained in the Company’s definitive prospectus dated August 14, 2017 (the “Prospectus”) as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on August 24, 2017.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands)

	June 30, 2017	December 31, 2016
ASSETS

Cash and due from banks	$2,395	$1,762
Securities, available-for-sale	22,633	19,450
Loans, net of allowance for loan losses of $1,135 and $1,170	138,078	132,364
Federal Home Loan Bank of New York stock, at cost	2,072	2,090
Interest receivable	644	630
Premises and equipment, net	1,996	2,050
Bank owned life insurance	2,173	2,141
Other assets	2,419	924
Total assets	$172,410	$161,411

LIABILITIES AND EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$11,708	$12,393
Interest bearing	123,187	107,149
Total Deposits	134,895	119,542

Federal Home Loan Bank advances	21,500	28,000
Advances from borrowers for taxes and insurance	2,486	2,008
Pension liability	249	249
Other liabilities	1,807	832

Total liabilities	160,937	150,631

EQUITY
Retained earnings	13,824	13,567
Accumulated other comprehensive loss	(2,351)	(2,787)

Total equity	11,473	10,780

Total liabilities and equity	$172,410	$161,411

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

INTEREST INCOME
Loans, including fees	$1,548	$1,326	$3,046	$2,595
Securities	130	62	251	188
Other	5	1	8	3
Total interest income	1,683	1,389	3,305	2,786

INTEREST EXPENSE
Deposits	250	169	450	313
Advances and borrowings	107	74	211	140
Total interest expense	357	243	661	453
Net interest income	1,326	1,146	2,644	2,333

PROVISION FOR LOAN LOSSES	50	24	90	37
Net interest income after provision for loan losses	1,276	1,122	2,554	2,296

NON-INTEREST INCOME
Service fees	42	22	86	42
Income from financial services	33	20	69	112
Fee income	23	19	47	41
Earnings on bank-owned life insurance	15	6	32	6
Net gains on sale of residential mortgage loans	55	39	73	54
Net gains on sales of available-for-sale securities	-	87	1	93
Gain on sale of foreclosed real estate	-	9	3	9
Other	-	-	1	-
Total non-interest income	168	202	312	357

NON-INTEREST EXPENSE
Compensation and employee benefits	675	689	1,326	1,374
Core processing	153	133	303	268
Premises and equipment	102	116	207	231
Professional fees	139	53	236	91
Postage & Office Supplies	38	33	67	75
FDIC premiums	33	27	58	62
Advertising	58	12	86	29
Mortgage recording tax	28	26	44	44
Other	103	115	219	222
Total non-interest expenses	1,329	1,204	2,546	2,396
Income before provision for income taxes	115	120	320	257

PROVISION FOR INCOME TAXES	23	16	63	34
Net income	$92	$104	$257	$223

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

NET INCOME	$92	$104	$257	$223

OTHER COMPREHENSIVE INCOME, BEFORE TAX
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	237	129	300	344
Reclassification adjustment for net gains included in net income	-	(87)	(1)	(93)

Net unrealized gains on available-for-sale securities	237	42	299	251

Defined benefit pension plan:
Net gains (losses) arising during the period	78	(25)	260	(145)
Reclassification of amortization of net losses recognized in net periodic pension cost	51	59	101	119

Net changes in defined benefit pension plan	129	34	361	(26)

OTHER COMPREHENSIVE INCOME, BEFORE TAX	366	76	660	225

Tax effect	124	29	224	91

OTHER COMPREHENSIVE INCOME, NET OF TAX	242	47	436	134

TOTAL COMPREHENSIVE INCOME	$334	$151	$693	$357

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)
(Dollars in thousands)

		Accumulated
		Other
	Retained	Comprehensive	Total
	Earnings	Loss	Equity

BALANCE, JANUARY 1, 2016	$13,040	$(2,944)	$10,096

Net income	223	-	223
Other comprehensive income	-	134	134

BALANCE, JUNE 30, 2016	$13,263	$(2,810)	$10,453

BALANCE, JANUARY 1, 2017	$13,567	$(2,787)	10,780

Net income	257	-	257
Other comprehensive income	-	436	436

BALANCE, JUNE 30, 2017	$13,824	$(2,351)	$11,473

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$257	$223
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	80	78
Provision for loan losses	90	37
Net amortization of premiums and discounts on securities	132	210
Gain on sale of residential mortgage loans	(73)	(54)
Proceeds from sale of residential mortgage loans held for sale	4,826	3,646
Origination of residential mortgage loans held for sale	(4,753)	(3,592)
Gain on sale of foreclosed assets	(3)	(9)
Gain on sale of available-for-sale securities	(1)	(93)
Amortization of deferred loan fees	8	2
Earnings on investment in bank owned life insurance	(32)	(6)
(Increase) Decrease in accrued interest receivable	(14)	77
Increase in other assets	(1,495)	(12)
Increase in other liabilities	975	328
Net cash flow (used in) provided by operating activities	(3)	835
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in securities available-for-sale
Proceeds from calls and maturities	825	6,295
Proceeds from sales	1,224	9,072
Principal repayments	898	1,155
Purchases	(5,962)	(11,294)
Purchases of Federal Home Loan Bank of New York stock	(666)	(422)
Redemptions of Federal Home Loan Bank of New York stock	684	119
Purchase of bank owned life insurance	-	(2,100)
Loan originations and principal collections, net	(6,002)	(12,951)
Proceeds from sales of foreclosed assets	330	255
Purchases or premises and equipment	(26)	(32)
Net cash flow used in investing activities	(8,695)	(9,903)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	15,353	3,869
Increase in advances from borrowers for taxes and insurance	478	541
Proceeds from long-term advances	4,000	2,000
Payments of long-term advances	(500)	(1,000)
(Decrease) Increase in FHLB advances	(10,000)	2,000
Net cash flow provided by financing activities	9,331	7,410
Net change in cash and cash equivalents	633	(1,658)
CASH AND CASH EQUIVALENTS - beginning of year	1,762	4,045
CASH AND CASH EQUIVALENTS - end of period	$2,395	$2,387
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and borrowed funds	$636	$451
Income taxes	$2	$26
Transfer of loans to other real estate owned	$451	$228

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy
Notes to the consolidated Financial Statements
as of june 30, 2017 (unaudited) and December 31, 2016 and THE three and six months ended june 30, 2017 and 2016 (unaudited)

1.	BASIS OF PRESENTATION

Seneca Federal Savings and Loan Association (the “Association”) maintains its executive offices and main branch in Baldwinsville, New York, with branches in Liverpool and North Syracuse, New York. The Association is a community-oriented savings and loan institution whose business primarily consists of accepting deposits from customers within its market area and investing those funds primarily in residential mortgage loans. The Association has one wholly-owned subsidiary: Seneca Savings Insurance Agency, Inc. dba Financial Quest ("Quest"). Quest offers financial planning and investment advisory services and sells various insurance and investment products through broker networks. The consolidated financial statements include the accounts of the Association and Quest. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Association as of December 31, 2016 and the results of its operations and its cash flows for the periods presented. The interim financial information should be read in conjunction with the annual financial statements and the notes thereto included in the Registration Statement on Form S-1 of Seneca Financial Corp. (the “Company”), the proposed holding company for the Association.

The results of operations at and for the three and six months ended June 30, 2017 and 2016, are not necessarily indicative of the results to be expected for the full year.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of other real estate acquired in connection with foreclosure or in satisfaction of loans and valuation allowances associated with the realization of deferred tax assets, which are based on future taxable income.

Summary of Significant Accounting Policies – The accounting and reporting policies of the Association conform to GAAP and general practices within the banking industry. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in the Association’s financial statements for the year ended December 31, 2016 included in the Company’s Form S-1.

The Association has evaluated events and transactions occurring subsequent to the statement of financial condition as of June 30, 2017 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2.	RECENT ACCOUNTING PRONOUCEMENTS

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amended guidance shortens the amortization period for the premium paid on some classes of callable debt to the earliest call date instead of the bond’s maturity.

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy
Notes to the consolidated Financial Statements
as of june 30, 2017 (unaudited) and December 31, 2016 and THE three and six months ended june 30, 2017 and 2016 (unaudited)

2.	RECENT ACCOUNTING PRONOUCEMENTS (Continued)

The amendment more closely aligns the interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. Public companies will have to begin applying the revisions to FASB ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, and the related amendments in their first fiscal years that start after December 15, 2018. The changes will have to be used for the quarterly reports for those years. The FASB issued the amendment in response to the concerns that were brought to it about the requirements in ASC 310-20 that sometimes forced bondholders to record a loss once a bond was called by its issuer. The amended guidance largely affects municipal bonds but also could affect the accounting treatment of some callable corporate debt.

For PBEs that are U.S. Securities and Exchange Commission (SEC) filers, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The provisions of this new accounting standard are complex and will require substantial analysis prior to the ASU’s implementation. The Company’s management is currently in the process of evaluating the impact that this standard will have on its consolidated financial statements, however, management does not expect the adoption of this ASU to have a material impact on its consolidated financial statements and results of operations.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model). Under the CECL model entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exits) from the date of initial recognition of that instrument. Further, ASU 2016-13 made certain targeted amendments to the existing impairment model for available for sale (“AFS”) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis. ASU 2016-13 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2019 for all public business entities that are U.S. Securities and Exchange Commission (“SEC”) filers. Early application is permitted as of the annual reporting periods beginning after December 15, 2018, including interim periods within those periods. An entity will apply the amendments in this ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently assessing the potential impact on our consolidated financial statements; however, due to the significant differences in the revised guidance from existing GAAP, the implementation of this guidance may result in material changes in our accounting for credit losses on financial instruments. We are also reviewing the impact of additional disclosures required under ASU 2016-13 on our ongoing financial reporting.

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy
Notes to the consolidated Financial Statements
as of june 30, 2017 (unaudited) and December 31, 2016 and THE three and six months ended june 30, 2017 and 2016 (unaudited)

2.	RECENT ACCOUNTING PRONOUCEMENTS (Continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements.

Under the new guidance a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or an operating lease (i.e., the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases under the previous guidance). However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU No. 2016-02 will require both operating and finance leases to be recognized on the balance sheet. Additionally, the ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. Lessor accounting will remain largely unchanged from current GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014.

The amendments in ASU No. 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for (1) public business entities, (2) not-for-profit entities that have issued, or are conduit bond obligors for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market, and (3) employee benefit plans that file financial statements with the SEC. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. Early application is permitted for all entities. The Company is currently evaluating the effects of the ASU 2016-02 on its financial statements and disclosures, if any.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The objective of ASU 2014-09 is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects consideration which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will replace most existing revenue recognition guidelines under GAAP when it becomes effective. In August 2015, the FASB issued an amendment (ASU 2015-14) which defers the effective date of this new guidance by one year. More detailed implementation guidance on ASU 2014-09 was issued in March 2016 (ASU 2016-08), April 2016 (ASU 2016-10) and May 2016 (ASU 2016-12), and the effective date and transition requirements for these ASUs are the same as the effective date and transition requirements of ASU 2014-09. The amendments in ASU 2014-09 are effective for public business entities for annual periods, beginning after December 15, 2017. The guidance allows an entity to apply the new standard either retrospectively or through a cumulative effect adjustment as of January 1, 2018. ASU 2014-09 does not apply to revenue associated with financial instruments, including loans, securities, and derivatives, that are accounted for under other U.S. GAAP guidance. For that reason, we do not expect it to have a material impact on our consolidated results of operations for elements of the statement of income associated with financial instruments, including securities gains, interest income and interest expense. However, we do believe the new standard will result in new disclosure requirements. We are currently in the process of reviewing contracts to assess the impact of the new guidance on our service offerings, that are in the scope of the guidance, and included in non-interest income such as service charges, payment processing fees, and other services fees. The Company is continuing to evaluate the effect of the new guidance on revenue sources other than financial instruments on our financial position and consolidated results of operations.

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy
Notes to the consolidated Financial Statements
as of june 30, 2017 (unaudited) and December 31, 2016 and THE three and six months ended june 30, 2017 and 2016 (unaudited)

3.	Securities

The amortized cost and fair values of securities, with gross unrealized gains and losses are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available-for-sale Securities:

June 30, 2017 (Unaudited):
Municipal securities	$9,035	$22	$(84)	$8,973
Mortgage-backed securities and collateralized mortgage obligations	11,635	19	(83)	11,571
US government and agency obligations	272	-	-	272
Corporate securities	1,806	11	-	1,817
	$22,748	$52	$(167)	$22,633

December 31, 2016:
Municipal securities	$10,903	$1	$(312)	$10,592
Mortgage-backed securities and collateralized mortgage obligations	7,839	6	(109)	7,736
US government and agency obligations	320	-	(5)	315
Corporate securities	802	5	-	807
	$19,864	$12	$(426)	$19,450

Mortgage backed securities and collateralized mortgage obligations consist of securities that are issued by Fannie Mae (“FNMA”), Freddie Mac (“FHLMC”), Ginnie Mae (“GNMA”), Small Business Administration (“SBIC”) and are collateralized by residential mortgages. U.S. Government and agency obligations include notes and bonds with both fixed and variable rates. Municipal securities consist of government obligation and revenue bonds. Corporate securities consist of fixed and variable rate bonds with large financial institutions.

Investment securities with carrying amounts of $10,658,748 and $7,022,571 were pledged to secure deposits and for other purposes required or permitted by law for the six months ended June 30, 2017 and for the year ended December 31, 2016, respectively.

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy
Notes to the consolidated Financial Statements
as of june 30, 2017 (unaudited) and December 31, 2016 and THE three and six months ended june 30, 2017 and 2016 (unaudited)

3.	Securities (Continued)

The amortized cost and fair value of debt securities based on the contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	June 30, 2017
	(Unaudited)		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$-	$-	$575	$575
Due after one year through five years	795	796	861	857
Due after five years through ten years	6,106	6,109	5,928	5,821
Due after ten years	4,212	4,157	4,661	4,461
Mortgage-backed securities and collateralized mortgage obligations	11,635	11,571	7,839	7,736
	$22,748	$22,633	$19,864	$19,450

During the six months ended June 30, 2017 and 2016, the Association sold available-for-sale securities with gross realized gains of $1,258 and $94,283, respectively, and gross realized losses of $118 and $721, respectively.

Management has reviewed its loan, mortgage backed securities and collateralized mortgage obligations portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages. The Association is not in the practice of investing in, or originating, these types of investments or loans.

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy
Notes to the consolidated Financial Statements
as of june 30, 2017 (unaudited) and December 31, 2016 and THE three and six months ended june 30, 2017 and 2016 (unaudited)

3.	Securities (Continued)

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position follows:

	Less than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

June 30, 2017 (Unaudited):
Municipal securities	$(66)	$4,742	$(18)	$1,068
Mortgage-backed securities and collateralized mortgage obligations	(83)	7,863	-	-
US government and agency obligations	-	272	-	-
	$(149)	$12,877	$(18)	$1,068
December 31, 2016:
Municipal securities	$(312)	$9,435	$-	$-
Mortgage-backed securities and collateralized mortgage obligations	(108)	6,073	(1)	290
US government and agency obligations	(5)	315	-	-
	$(425)	$15,823	$(1)	$290

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For the three and six months ended June 30, 2017 and for the year ended December 31, 2016, the Association did not record an other-than-temporary impairment charge.

At June 30, 2017, two municipal securities were in a continuous loss position for more than twelve months. At June 30, 2017, thirteen municipal securities, one mortgage-backed security, eight collateralized mortgage obligations and one U.S. government and agency obligation were in a continuous loss position for less than twelve months.

At December 31, 2016, one collateralized mortgage obligation was in a continuous loss position for more than twelve months. At December 31, 2016, twenty-seven municipal securities, one U.S. government and agency obligation and eight collateralized mortgage obligations were in a continuous loss position for less than twelve months.

The mortgage-backed securities and collateralized mortgage obligations were issued by U.S. Government sponsored agencies. All are paying in accordance with their terms with no deferrals of interest or defaults. Because the decline in fair value is attributable to changes in interest rates, not credit quality, and because management does not intend to sell and will not be required to sell these securities prior to recovery or maturity, no declines are deemed to be other-than-temporary.

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy
Notes to the consolidated Financial Statements
as of june 30, 2017 (unaudited) and December 31, 2016 and THE three and six months ended june 30, 2017 and 2016 (unaudited)

4.	LOANS

Net loans at June 30, 2017 and December 31, 2016 are as follows:

	June 30,	December 31,
	2017	2016
	(Unaudited)
	(Dollars in thousands)

Mortgage loans on real estate:
One-to-four family first lien residential	$96,615	$93,443
Residential construction	4,013	3,091
Home equity loans and lines of credit	6,571	5,504
Commercial	20,314	18,879

Total mortgage loans on real estate	$127,513	$120,917

Commercial and industrial	8,347	9,105

Consumer loans	2,744	2,907

Total loans	138,604	132,929

Allowance for credit losses	(1,135)	(1,170)
Net deferred loan origination costs	609	605

Net loans	$138,078	$132,364

Loan Origination / Risk Management

The Association has lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by frequently providing management with reports related to loan production, loan quality, loan delinquencies, non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy
Notes to the consolidated Financial Statements
as of june 30, 2017 (unaudited) and December 31, 2016 and THE three and six months ended june 30, 2017 and 2016 (unaudited)

4.	LOANS (Continued)

Risk Characteristics of Portfolio Segments

The risk characteristics within the loan portfolio vary depending on the loan segment. Consumer loans generally are repaid from personal sources of income. Risks associated with consumer loans primarily include general economic risks such as declines in the local economy creating higher rates of unemployment. Those conditions may also lead to a decline in collateral values should the Association be required to repossess the collateral securing consumer loans. These economic risks also impact the commercial loan segment, however commercial loans are considered to have greater risk than consumer loans as the primary source of repayment is from the cash flow of the business customer. Real estate loans, including residential mortgages, manufactured housing, commercial and home equity loans, comprise approximately 92% of the portfolio at June 30, 2017 and 91% of the portfolio at December 31, 2016. Loans secured by real estate provide the best collateral protection and thus significantly reduce the inherent risk in the portfolio.

Management has reviewed its loan portfolio and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages. The Association is not in the practice of originating these types of loans.

Description of Credit Quality Indicators

Real estate, commercial and consumer loans are assigned a "Pass" rating unless a loan has demonstrated signs of weakness as indicated by the ratings below:

•	Special Mention: The relationship is protected but is potentially weak. These assets may constitute an undue and unwarranted credit risk but not to the point of justifying a substandard rating. All loans 60 days past due are classified Special Mention. The loan is not upgraded until it has been current for six consecutive months.

•	Substandard: The relationship is inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledge, if any. Assets so classified have a well-defined weakness or a weakness that jeopardized the liquidation of the debt. All loans 90 days past due are classified Substandard. The loan is not upgraded until it has been current for six consecutive months.

•	Doubtful: The relationship has all the weaknesses inherent in substandard with the added characteristic that the weaknesses make collection based on currently existing facts, conditions, and value, highly questionable or improbable. The possibility of some loss is extremely high.

•	Loss: Loans are considered uncollectible and of such little value that continuance as bankable assets are not warranted. It is not practicable or desirable to defer writing off this basically worthless asset even though partial recovery may be possible in the future.

The risk ratings are evaluated at least annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial, real estate or consumer loans.

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy
Notes to the consolidated Financial Statements
as of june 30, 2017 (unaudited) and December 31, 2016 and THE three and six months ended june 30, 2017 and 2016 (unaudited)

4.	LOANS (Continued)

The following table presents the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings within the Association's internal risk rating system as of June 30, 2017 and December 31, 2016:

	June 30, 2017 (Unaudited)
	(Dollars in thousands)
	Pass	Special Mention	Substandard	Loss	Total
Mortgage loans on real estate:
One-to-four family first lien residential	$96,615	$-	$-	$-	$96,615
Residential construction	4,013	-	-	-	4,013
Home equity loans and lines of credit	6,571	-	-	-	6,571
Commercial	18,730	-	1,584	-	20,314
Total mortgage loans on real estate	125,929	-	1,584	-	127,513
Commercial and industrial	8,037	80	230	-	8,347
Consumer loans	2,744	-	-	-	2,744
Total loans	$136,710	$80	$1,814	$-	$138,604

	December 31, 2016
	(Dollars in thousands)
	Pass	Special Mention	Substandard	Loss	Total
Mortgage loans on real estate:
One-to-four family first lien residential	$93,443	$-	$-	$-	$93,443
Residential construction	3,091	-	-	-	3,091
Home equity loans and lines of credit	5,504	-	-	-	5,504
Commercial	18,033	-	846	-	18,879
Total mortgage loans on real estate	120,071	-	846	-	120,917
Commercial and industrial	8,296	403	406		9,105
Consumer loans	2,907	-	-	-	2,907
Total loans	$131,274	$403	$1,252	$-	$132,929

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy
Notes to the consolidated Financial Statements
as of june 30, 2017 (unaudited) and December 31, 2016 and THE three and six months ended june 30, 2017 and 2016 (unaudited)

4.	LOANS (Continued)

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date. An age analysis of past due loans, segregated by class of loans, are as follows:

	June 30, 2017 (Unaudited)
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
One-to-four family first lien residential	$1,832	$178	$1,146	$3,156	$93,459	$96,615
Residential construction	484	-	-	484	3,529	4,013
Home equity loans and lines of credit	-	-	-	-	6,571	6,571
Commercial	-	-	-	-	20,314	20,314
Total mortgage loans on real estate	2,316	178	1,146	3,640	123,873	127,513
Commercial and industrial	56	-	-	56	8,291	8,347
Consumer loans	9	-	-	9	2,735	2,744
Total loans	$2,381	$178	$1,146	$3,705	$134,899	$138,604

	December 31, 2016
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
One-to-four family first lien residential	$2,154	$439	$1,321	$3,914	$89,529	$93,443
Residential construction	-	-	-	-	3,091	3,091
Home equity loans and lines of credit	-	-	-	-	5,504	5,504
Commercial	577	-	269	846	18,033	18,879
Total mortgage loans on real estate	2,731	439	1,590	4,760	116,157	120,917
Commercial and industrial	110	-	104	214	8,891	9,105
Consumer loans	132	99	19	250	2,657	2,907
Total loans	$2,973	$538	$1,713	$5,224	$127,705	$132,929

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy
Notes to the consolidated Financial Statements
as of june 30, 2017 (unaudited) and December 31, 2016 and THE three and six months ended june 30, 2017 and 2016 (unaudited)

4.	LOANS (Continued)

Nonaccrual loans, segregated by class of loan as of June 30, 2017 and December 31, 2016 are as follows:

	June 30,	December 31,
	2017	2016
	(Unaudited)
	(Dollars in thousands)

Mortgage loans on real estate	$1,146	$1,321
Commercial and industrial loans	-	354
Consumer loans	-	19
Total nonaccrual loans	$1,146	$1,694

At June 30, 2017 and December 31, 2016, there were no loans considered to be troubled debt restructurings. Subsequent to June 30, 2017, the Association modified two commercial mortgage loans that are considered to be troubled debt restructurings. These loans valued at $1,020,000 were classified as substandard and impaired as of June 30, 2017.

The following table summarizes impaired loans information by portfolio class:

	June 30, 2017 (Unaudited)
	(Dollars in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Mortgage loans on real estate	$-	$-	$-
Commercial and industrial loans	-	-	-
	-	-	-
With no allowance recorded:
Mortgage loans on real estate	2,015	2,015	-
Commercial and industrial loans	-	-	-
	2,015	2,015	-

Total	$2,015	$2,015	$-

	December 31, 2016
	(Dollars in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Mortgage loans on real estate	$183	$183	$41
Commercial and industrial loans	85	340	52
	268	523	93
With no allowance recorded:
Mortgage loans on real estate	970	970	-
Commercial and industrial loans	269	269	-
	1,239	1,239	-

Total	$1,507	$1,762	$93

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy
Notes to the consolidated Financial Statements
as of june 30, 2017 (unaudited) and December 31, 2016 and THE three and six months ended june 30, 2017 and 2016 (unaudited)

4.	LOANS (Continued)

The following table presents the average recorded investment in impaired loans:

	June 30,	December 31,
	2017	2016
	(Unaudited)
	(Dollars in thousands)

Mortgage loans on real estate - commercial	$1,718	$1,391
Commercial and industrial loans	43	298

Total	$1,761	$1,689

The following table presents interest income recognized on impaired loans for the six months ended June 30, 2017 and 2016:

	June 30,
	2017	2016
	(Unaudited)
	(Dollars in thousands)

Mortgage loans on real estate	$31	$-
Commercial and industrial loans	-	2

Total	$31	$2

The following table presents interest income recognized on impaired loans for the three months ended June 30, 2017 and 2016:

	June 30,
	2017	2016
	(Unaudited)
	(Dollars in thousands)

Mortgage loans on real estate	$14	$-
Commercial and industrial loans	-	-

Total	$14	$-

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy
Notes to the consolidated Financial Statements
as of june 30, 2017 (unaudited) and December 31, 2016 and THE three and six months ended june 30, 2017 and 2016 (unaudited)

4.	LOANS (Continued)

The following tables summarize the activity in the allowance for loan losses for the three and six months ended June 30, 2017 and 2016 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of June 30, 2017 and December 31, 2016:

	Mortgage loans on real estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
	(Dollars in Thousands)
June 30, 2017
Allowance for loan losses:
Beginning balance - April 1, 2017	$863	$90	$4	$128	$1,085
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision (Credit)	59	2	1	(12)	50
Ending balance - June 30, 2017	$922	$92	$5	$116	$1,135

Beginning balance - January 1, 2017	$862	$180	$5	$123	$1,170
Charge-offs	(64)	(61)	-	-	(125)
Recoveries	-	-	-	-	-
Provision (Credit)	124	(27)	-	(7)	90
Ending balance - June 30, 2017	$922	$92	$5	$116	$1,135
Ending balance: individually evaluated for impairment	-	-	-	-	-
Ending balance: collectively evaluated for impairment	$922	$92	$5	$116	$1,135

Loans receivable balance:
Ending balance: individually evaluated for impairment	2,015	-	-	-	2,015
Ending balance: collectively evaluated for impairment	125,498	8,347	2,744	-	136,589
Ending balance	$127,513	$8,347	$2,744	$-	$138,604

	Mortgage loans on real estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
	(Dollars in Thousands)
June 30, 2016
Allowance for loan losses:
Beginning balance - April 1, 2016	$818	$260	$6	$120	$1,204
Charge-offs	(35)	-	-	-	(35)
Recoveries	1	-	-	-	1
Provision (Credit)	52	18	(2)	(44)	24
Ending balance - June 30, 2016	$836	$278	$4	$76	$1,194

Beginning balance - January 1, 2016	$843	$276	$6	$93	$1,218
Charge-offs	(62)	-	-	-	(62)
Recoveries	1	-	-	-	1
Provision (Credit)	54	2	(2)	(17)	37
Ending balance - June 30, 2016	$836	$278	$4	$76	$1,194

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy
Notes to the consolidated Financial Statements
as of june 30, 2017 (unaudited) and December 31, 2016 and THE three and six months ended june 30, 2017 and 2016 (unaudited)

4.	LOANS (Continued)

The following table summarizes the distribution of the allowance for loan losses and loans receivable by loan portfolio class as of December 31, 2016:

	Mortgage loans on real estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
	(Dollars in Thousands)
December 31, 2016
Ending balance - December 31, 2016	$862	$180	$5	$123	$1,170
Ending balance: individually evaluated for impairment	41	51	-	-	92
Ending balance: collectively evaluated for impairment	834	119	5	120	1,078

Loans receivable balance:
Ending balance: individually evaluated for impairment	1,153	354	-	-	1,507
Ending balance: collectively evaluated for impairment	119,764	8,751	2,907	-	131,422
Ending balance	$120,917	$9,105	$2,907	$-	$132,929

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy
Notes to the consolidated Financial Statements
as of june 30, 2017 (unaudited) and December 31, 2016 and THE three and six months ended june 30, 2017 and 2016 (unaudited)

5.	COMPREHENSIVE INCOME (LOSS)

The balances and changes in the components of accumulated other comprehensive loss, net of tax, are as follows:

	For the three months ended June 30, 2017
	Unrealized Gains (Losses) on	Net (Losses) on	Accumulated Other
(Dollars in thousands)	Available for Sale Securities	Pension Plan	Comprehensive (Loss)
Beginning balance	$(232)	$(2,361)	$(2,593)
Other comprehensive income	157	85	242
Ending balance	$(75)	$(2,276)	$(2,351)

	For the three months ended June 30, 2016
	Unrealized Gains (Losses) on	Net (Losses) on	Accumulated Other
(Dollars in thousands)	Available for Sale Securities	Pension Plan	Comprehensive (Loss)
Beginning balance	$75	$(2,932)	$(2,857)
Other comprehensive income	25	22	47
Ending balance	$100	$(2,910)	$(2,810)

	For the six months ended June 30, 2017
	Unrealized Gains (Losses) on	Net (Losses) on	Accumulated Other
(Dollars in thousands)	Available for Sale Securities	Pension Plan	Comprehensive (Loss)
Beginning balance	$(273)	$(2,514)	$(2,787)
Other comprehensive income	198	238	436
Ending balance	$(75)	$(2,276)	$(2,351)

	For the six months ended June 30, 2016
	Unrealized Gains (Losses) on	Net (Losses) on	Accumulated Other
(Dollars in thousands)	Available for Sale Securities	Pension Plan	Comprehensive (Loss)
Beginning balance	$(51)	$(2,893)	$(2,944)
Other comprehensive income (loss)	151	(17)	134
Ending balance	$100	$(2,910)	$(2,810)

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy
Notes to the consolidated Financial Statements
as of june 30, 2017 (unaudited) and December 31, 2016 and THE three and six months ended june 30, 2017 and 2016 (unaudited)

5.	COMPREHENSIVE INCOME (LOSS) (Continued)

The amounts of income tax expense (benefit) allocated to each component of other comprehensive income (loss) are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Unaudited)
	(Dollars in thousands)
Unrealized gains on available-for-sale securities:

Unrealized holding gains (losses) arising during the period	$80	$52	$101	$137

Less reclassification adjustment for gains included in net income	-	35	-	37

Unrealized gains on available-for-sale securities	$80	$17	$101	$100

Unrealized gain (loss) for pension obligations:

Pension plan net actuarial gains (losses)	27	(8)	88	(49)

Less amortization of net actuarial losses recognized in net pension expense	(17)	(20)	(35)	(40)

Net change in defined benefit pension plan asset	44	12	123	(9)

	$124	$29	$224	$91

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss (AOCL):

	Amount Reclassified from AOCL
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Affected line item in the
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	Statement of Income
	(Unaudited)
	(Dollars in thousands)

Available-for-sale securities:
Realized gains on sale of securities	$-	$87	$1	$93	Net realized gains on sales of available-for-sale securities
Tax effect	-	(35)	-	(37)	Provision for income taxes

	-	52	1	56	Net income

Defined benefit pension plan:
Retirement plan net losses recognized in net period pension cost	(51)	(59)	(101)	(119)	Compensation and employee benefits
Tax effect	17	20	35	40	Provision for income taxes

	$(34)	$(39)	$(66)	$(79)	Net income

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy
Notes to the consolidated Financial Statements
as of june 30, 2017 (unaudited) and December 31, 2016 and THE three and six months ended june 30, 2017 and 2016 (unaudited)

6.	FAIR VALUE MEASUREMENT and FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Association’s assets and liabilities; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all assets and liabilities, the fair value estimates herein are not necessarily indicative of the amounts the Association could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of assets and liabilities subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

Accounting guidance establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities.

Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy
Notes to the consolidated Financial Statements
as of june 30, 2017 (unaudited) and December 31, 2016 and THE three and six months ended june 30, 2017 and 2016 (unaudited)

6.	FAIR VALUE MEASUREMENT and FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Available-for-Sale Securities:

June 30, 2017 (Unaudited):
Municipal securities	$8,973	$-	$8,973	$-
Mortgage-backed securities and collateralized mortgage obligations	11,571	-	11,571	-
US government and agency obligations	272	-	272	-
Corporate securities	1,817	-	1,817	-
	$22,633	$-	$22,633	$-

December 31, 2016:
Municipal securities	$10,592	$-	$10,592	$-
Mortgage-backed securities and collateralized mortgage obligations	7,736	-	7,736	-
US government and agency obligations	315	-	315	-
Corporate securities	807	-	807	-
	$19,450	$-	$19,450	$-

There were no securities transferred out of level 2 securities available-for-sale during the six months ended June 30, 2017 and the year ended December 31, 2016.

Required disclosures include fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate, and estimates of future cash flows. In that regard, the fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Association.

Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Association’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain of the Association’s assets and liabilities at June 30, 2017 and December 31, 2016.

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy
Notes to the consolidated Financial Statements
as of june 30, 2017 (unaudited) and December 31, 2016 and THE three and six months ended june 30, 2017 and 2016 (unaudited)

6.	FAIR VALUE MEASUREMENT and FAIR VALUE OF FINANCIAL INSTRUMENTs (Continued)

Cash and due from banks

The carrying amounts of these assets approximate their fair values.

Investment Securities

The fair value of securities available-for-sale (carried at fair value) are determined by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather relying on the securities’ relationship to other benchmark quoted prices and is a Level 2 measurement.

Investment in FHLBNY Stock

The carrying value of FHLBNY stock approximates its fair value based on the redemption provisions of the FHLBNY stock, resulting in a Level 2 classification.

Loans

The fair values of loans held in portfolio are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans, resulting in a Level 3 classification. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments, and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Accrued Interest Receivable and Payable and Advances from Borrowers for Taxes and Insurance

The carrying amount approximates fair value.

Deposits

The fair values disclosed for demand deposits (e.g., NOW accounts, non-interest checking, regular savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts), resulting in a Level 1 classification. The carrying amounts for variable-rate certificates of deposit approximate their fair values at the reporting date, resulting in a Level 1 classification. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits, resulting in a Level 2 classification.

Advances and borrowings from FHLB

The fair values of FHLB long-term borrowings are estimated using discounted cash flow analyses, based on the quoted rates for new FHLB advances with similar credit risk characteristics, terms and remaining maturity, resulting in a Level 2 classification.

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy
Notes to the consolidated Financial Statements
as of june 30, 2017 (unaudited) and December 31, 2016 and THE three and six months ended june 30, 2017 and 2016 (unaudited)

6.	FAIR VALUE MEASUREMENT and FAIR VALUE OF FINANCIAL INSTRUMENTs (Continued)

The carrying amounts and estimated fair values of the Association’s financial instruments at June 30, 2017 and December 31, 2016 are as follows:

	Fair Value	Carrying	Fair
	Hierarchy	Amount	Value
	(Dollars in Thousands)
June 30, 2017 (Unaudited):
Financial assets:
Cash and due from banks	Level 1	2,395	2,395
Securities available-for-sale	Level 2	22,633	22,633
Investment in FHLB stock	Level 2	2,072	2,072
Loans, net	Level 3	138,078	135,433
Accrued interest receivable	Level 1	644	644
Financial liabilities:
Deposits	Level 1/2	134,895	131,974
Advances and borrowings from FHLB	Level 2	21,500	21,500
Accrued interest payable	Level 1	52	52
Advances from borrowers for taxes and insurance	Level 1	2,486	2,486

December 31, 2016:
Financial assets:
Cash and due from banks	Level 1	1,762	1,762
Securities available-for-sale	Level 2	19,450	19,450
Investment in FHLB stock	Level 2	2,090	2,090
Loans, net	Level 3	132,364	130,581
Accrued interest receivable	Level 1	630	630
Financial liabilities:
Deposits	Level 1/2	119,542	115,440
Advances and borrowings from FHLB	Level 2	28,000	28,000
Accrued interest payable	Level 1	27	27
Advances from borrowers for taxes and insurance	Level 1	2,008	2,008

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy
Notes to the consolidated Financial Statements
as of june 30, 2017 (unaudited) and December 31, 2016 and THE three and six months ended june 30, 2017 and 2016 (unaudited)

6.	FAIR VALUE MEASUREMENT and FAIR VALUE OF FINANCIAL INSTRUMENTs (Continued)

Assets Measured at Fair Value on a Nonrecurring Basis

In addition to disclosure of the fair value of assets on a recurring basis, ASC Topic 820 requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as impaired assets and foreclosed real estate. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Association records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated as required by ASC Topic 310, “Receivables- Loan Impairment” when establishing the allowance for loan losses. Impaired loans are those in which the Association has measured impairment generally based on the fair value of the loan's collateral less estimated selling costs. Fair value of real estate collateral is generally determined based upon independent third-party appraisals of the properties, which consider sales prices of similar properties in the proximate vicinity or by discounting expected cash flows from the properties by an appropriate risk adjusted discount rate. Management may adjust the appraised values as deemed appropriate. Fair values of collateral other than real estate is based on an estimate of the liquidation proceeds. Impaired loans and foreclosed real estate are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the asset balances net of a valuation allowance.

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2017 and December 31, 2016 were as follows:

	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)

June 30, 2017 (Unaudited):
Impaired loans	$1,020	$-	$-	$1,020
Foreclosed real estate	130	-	-	130

December 31, 2016:
Impaired loans	$268	$-	$-	$268
Foreclosed real estate	23	-	-	23

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy
Notes to the consolidated Financial Statements
as of june 30, 2017 (unaudited) and December 31, 2016 and THE three and six months ended june 30, 2017 and 2016 (unaudited)

6.	FAIR VALUE MEASUREMENT and FAIR VALUE OF FINANCIAL INSTRUMENTs (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable
	Techniques	Input	Adjustment

Impaired loans	Lower of	Appraisal
	appraisal of	adjustments	10%
	collateral or	Discounted cash flow analysis
	asking price less
	selling costs	Costs to sell	10%

Foreclosed real estate	Market	Costs to sell	10%
	valuation
	of property

At June 30, 2017, the fair value consists of impaired loan balances of $1,020,000, net of valuation allowance of $0 and at December 31, 2016, the fair value consists of loan balances of $268,000, net of a valuation allowance of $93,000.

At June 30, 2017, the fair value of foreclosed real estate was $130,000 and a valuation allowance of $0. By comparison at December 31, 2016, foreclosed real estate valued using Level 3 inputs had a carrying amount of $22,000 and a valuation allowance of $0.

Once a loan is foreclosed, the fair value of the real estate continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan. At June 30, 2017, foreclosed real estate whose carrying value was written down utilizing Level 3 inputs during the six months ended June 30, 2017 consisted of one property with a fair value of $130,000 and resulted in an additional provision for loan loss of $52,000. At December 31, 2016, foreclosed real estate whose carrying value was written down utilizing Level 3 inputs during the year ended December 31, 2016 comprised of one property with a fair value of $23,000 and resulted in an additional provision for loan losses of $30,000.

The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $373,370 and $247,000 at June 30, 2017 and December 31, 2016, respectively.

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy
Notes to the consolidated Financial Statements
as of june 30, 2017 (unaudited) and December 31, 2016 and THE three and six months ended june 30, 2017 and 2016 (unaudited)

7.	OFF-BALANCE SHEET CREDIT RISK

The Association is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit, market, and interest rate risk more than the amounts recognized in the consolidated statements of financial condition.

The Association's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments is represented by the contractual amount of these instruments. The Association uses the same credit policies in making commitments as it does for on-balance sheet instruments.

As of the dates indicated, the following financial instruments were outstanding whose contract amounts represent credit risk:

	June 30,	December 31,
	2017	2016
	(Unaudited)
	(Dollars in Thousands)

Commitments to Grant Loans	$2,548	$2,523

Unfunded Commitments Under Lines of Credit	$4,601	$4,845

Commitments to extend credit are agreements to lend to a customer if there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Association, is based on management's credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Association is committed.

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy
Notes to the consolidated Financial Statements
as of june 30, 2017 (unaudited) and December 31, 2016 and THE three and six months ended june 30, 2017 and 2016 (unaudited)

8.	REGULATORY CAPITAL REQUIREMENTS

The Association is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators, which if undertaken, could have a direct material effect on the Association's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Association on January 1, 2015 with full compliance with all the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.

The Association's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios set forth in the table below of total, Tier 1, and Tier 1 common equity capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of June 30, 2017, that the Bank met all capital adequacy requirements to which it is subject.

The Basel III rules limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier I capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. For 2017, the capital conservation buffer requirement is 1.25% of risk-weighted assets.

As of June 30, 2017, the most recent notification from the Office of the Comptroller of the Currency categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk- based, Tier 1 risk-based, Tier 1 common equity risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Association's category. The Association's actual capital amounts and ratios as of June 30, 2017 and

December 31, 2016 are as follows:

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy
Notes to the consolidated Financial Statements
as of june 30, 2017 (unaudited) and December 31, 2016 and THE three and six months ended june 30, 2017 and 2016 (unaudited)

8.	REGULATORY CAPITAL REQUIREMENTS (continued)

					Minimum Capital for		Minimum to be Well Capitalized Under Prompt
			Minimum Capital		Adequacy with		Corrective Action
	Actual		Requirement		Capital Buffer		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

As of June 30, 2017 (Unaudited):
Total core capital to risk weighted assets	$14,960	15.09%	$7,929	8.00%	$9,167	9.25%	$9,911	10.00%
Tier 1 capital to risk weighted assets	13,824	13.95%	5,946	6.00%	7,185	7.25%	7,929	8.00%
Tier 1 common equity to risk weighted assets	13,824	13.95%	4,460	4.50%	5,699	5.75%	6,442	6.50%
Tier 1 capital to assets	13,824	8.16%	6,773	4.00%	N/A	N/A	8,466	5.00%

As of December 31, 2016:
Total core capital to risk weighted assets	$14,737	15.56%	$7,575	8.00%	$8,167	8.625%	$9,469	10.00%
Tier 1 capital to risk weighted assets	13,567	14.32%	5,681	6.00%	6,273	6.625%	7,575	8.00%
Tier 1 common equity to risk weighted assets	13,567	14.32%	4,261	4.50%	4,853	5.125%	6,155	6.50%
Tier 1 capital to assets	13,567	8.65%	6,276	4.00%	N/A	N/A	7,469	5.00%

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy
Notes to the consolidated Financial Statements
as of june 30, 2017 (unaudited) and December 31, 2016 and THE three and six months ended june 30, 2017 and 2016 (unaudited)

9.	EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan (SERP)

Beginning in 2016, the Association established a SERP for its executive officers. All benefits provided under the SERP are unfunded and, as the executive officers retire, the Association will make a payment to the participant. At June 30, 2017 and December 31, 2016, the Association recorded $33,773 and $17,775, respectively for the SERP in other liabilities. For the three and six months ended June 30, 2017 the expenses included in employee benefits for the SERP totaled $7,999 and $15,998, respectively. There were no expenses for the three and six months ended June 30, 2016.

Defined Benefit Plan

The Association provides pension benefits for eligible employees through a noncontributory defined benefit pension plan. Substantially all employees participate in the retirement plan on a noncontributing basis and are fully vested after five years of service.

The following table presents the components of the net periodic pension plan cost for the Association’s Defined Benefit Pension Plan (the “Pension Plan”) for the periods indicated:

	For the Six Months Ended		For the Three Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Dollars in thousands)

Service Cost	$126	$125	$63	$62
Interest cost	212	216	106	108
Expected return on assets	(353)	(334)	(176)	(167)
Amortization of net actuarial loss	102	119	51	59

Net pension expense included in employee benefits	$87	$126	$44	$62

The benefit obligation activity for the Pension Plan was calculated using an actuarial measurement date of January 1. Plan assets and the benefit obligations were calculated using an actuarial measurement date of December 31.

The Association will assess the need for future annual contributions to the Pension Plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. A contribution of $500,000 was made to the pension plan during the first six months of 2017.

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy
Notes to the consolidated Financial Statements
as of june 30, 2017 (unaudited) and December 31, 2016 and THE three and six months ended june 30, 2017 and 2016 (unaudited)

10.	RECENT EVENTS

PLAN OF REORGANIZATION AND CHANGE IN CORPORATE FORM

On May 10, 2017, the Board of Directors of the Association adopted a plan of reorganization from a mutual savings association to a mutual holding company and stock issuance plan (the “Plan”).  The Plan is subject to the approval of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) and must be approved by the affirmative vote of at least a majority of the total votes eligible to be cast by the voting members of the Association at a special meeting. The Plan sets forth that the Association proposes to convert into a mutual holding company form of ownership. The Association will convert to the stock form of ownership and issue all its outstanding stock to Seneca Financial Corp. (the “Company”). Pursuant to the Plan, the Company will determine the total offering value and number of shares of common stock based upon an independent appraiser’s valuation. The stock will be priced at $10.00 per share.  The Company’s common stock will first be offered to eligible depositors and certain borrowers of the Association in a subscription offering. In addition, the Association’s Board of Directors will adopt an employee stock ownership plan (ESOP) which will subscribe for up to 3.92% of the common stock outstanding following the offering. The Company will be organized as a corporation under the laws of the United States and the public will own 46% of the outstanding common stock of the Company with the remaining 54% of the outstanding common stock issued to Seneca Financial MHC, a mutual holding company organized under the laws of the United States, upon completion of the Plan.

On August 14, 2017, the Federal Reserve Board conditionally approved notices made the Association and the Company to reorganize into the mutual holding company structure and to commence the minority stock issuance. In addition, the Federal Reserve Board approved the application made by the Company and Seneca Financial MHC to acquire control of the Association. The registration statement relating to the sale of common stock of the Company was declared effective by the Securities and Exchange Commission on August 14, 2017.

The costs of issuing the common stock will be deferred and deducted from the sales proceeds of the offering. If the Plan is unsuccessful, all deferred costs will be charged to operations.

For the six-month period ended June 30, 2017, and the year ended December 31, 2016, the Association incurred fees and expenses related to the reorganization of $316,000 and $0, respectively. These fees and expenses were deferred and included in other assets in the consolidated statements of financial position.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Statements

Certain statements contained herein are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

•	Credit quality and the effect of credit quality on the adequacy of our allowance for loan losses;
•	Deterioration in financial markets that may result in impairment charges relating to our securities portfolio;
•	Competition in our primary market areas;
•	Changes in interest rates and national or regional economic conditions;
•	Changes in monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
•	Significant government regulations, legislation, and potential changes thereto;
•	A reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;
•	Increased cost of operations due to greater regulatory oversight, supervision, and examination of banks and bank holding companies, and higher deposit insurance premiums;
•	Limitations on our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations; and
•	Other risks described herein and in the other reports and statements we file with the SEC.

The Company disclaims any obligation to revise or update any forward-looking statements contained in this quarterly report on Form 10-Q to reflect future events or developments.

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets (primarily cash and due from banks), and the interest we pay on our interest-bearing liabilities, consisting primarily of demand accounts, NOW accounts, savings accounts, money market accounts, certificate of deposit accounts and borrowings. Our results of operations also are affected by non-interest income, our provision for loan losses and non-interest expense. Non-interest income consists primarily of fee income and service charges, income from our financial services division, earnings on bank owned life insurance, realized gains on sales of loans and securities and other income. Non-interest expenses consist primarily of compensation and employee benefits, core processing, premises and equipment, professional fees, postage and office supplies, FDIC premiums, advertising, and other expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities. For the six months ended June 30, 2017, we had net income of $257,000 compared to net income of $223,000 for the six months ended June 30, 2016. The period over period $34,000 increase in net income was due to an increase in net interest income, partially offset by increases in the provision for loan losses and non-interest expense and a decrease in non-interest income. For the three months ended June 30, 2017, we had net income of $92,000 compared to net income of $104,000 for the three months ended June 30, 2016. The quarter over quarter $12,000 decrease in net income was due to increases in non-interest expense and the provision for loan losses and a decrease in non-interest income, partially offset by an increase in net interest income.

At June 30, 2017, we had $172.4 million in consolidated assets, an increase of $11.0 million, or 6.8%, from $161.4 million at December 31, 2016. During the first six months of 2017, we continued to focus on loan production, particularly with respect to residential mortgage loans as well as commercial real estate loans.

Summary of Significant Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be significant accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our significant accounting policies:

Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the date of the statement of condition and it is recorded as a reduction of loans. The allowance is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan and the entire allowance is available to absorb all loan losses.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified impaired, an allowance is established when the discounted cash flows or collateral value of the impaired loan are lower than the carrying value of that loan.

The general component covers pools of loans, by loan class, including commercial loans not considered impaired, as well as smaller balance homogenous loans, such as residential real estate, home equity and other consumer loans. These pools of loans are evaluated for loss exposure based on historical loss rates for each of these categories of loans, which are adjusted for qualitative factors. The qualitative factors include:

•	Lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices;

•	National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans;

•	Nature and volume of the portfolio and terms of the loans;

•	Experience, ability and depth of the lending management and staff;

•	Volume and severity of past due, classified, and non-accrual loans, as well as other loan modifications; and

•	Quality of our loan review system and the degree of oversight by our board of directors.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss analysis and calculation.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

In addition, various regulatory agencies periodically review the allowance for loan losses. As a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is the responsibility of Seneca Savings and any increase or decrease in the allowance is the responsibility of management.

Income Taxes. Income taxes are provided for the tax effects of certain transactions reported in the consolidated financial statements. Income taxes consist of taxes currently due plus deferred taxes related primarily to temporary differences between the financial reporting and income tax basis of the allowance for loan losses, premises and equipment, certain state tax credits, and deferred loan origination costs. The deferred tax assets and liabilities represent the future tax return consequences of the temporary differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Estimation of Fair Values. Fair values for securities available-for-sale are obtained from an independent third party pricing service. Where available, fair values are based on quoted prices on a nationally recognized securities exchange. If quoted prices are not available, fair values are measured using quoted market prices for similar benchmark securities. Management generally makes no adjustments to the fair value quotes provided by the pricing source. The fair values of foreclosed real estate and the underlying collateral value of impaired loans are typically determined based on evaluations by third parties, less estimated costs to sell. When necessary, appraisals are updated to reflect changes in market conditions.

Pension Plans. Seneca Savings sponsors a qualified defined benefit pension plan. The qualified defined benefit pension plan is funded with trust assets invested in a diversified portfolio of debt and equity securities. Accounting for pensions involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, we make extensive use of assumptions about inflation, investment returns, mortality, turnover, and discount rates. We have established a process by which management reviews and selects these assumptions annually. Among other factors, changes in interest rates, investment returns and the market value of plan assets can (i) affect the level of plan funding; (ii) cause volatility in the net periodic pension cost; and (iii) increase our future contribution requirements. A significant decrease in investment returns or the market value of plan assets or a significant decrease in interest rates could increase our net periodic pension costs and adversely affect our results of operations. A significant increase in our contribution requirements with respect to our qualified defined benefit pension plan could have an adverse impact on our cash flow.  Changes in the key actuarial plan assumptions would impact net periodic benefit expense and the projected benefit obligation for our defined benefit pension plan.

Average balances and yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Rate (5)	Average Outstanding Balance	Interest	Yield/ Rate (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$136,631	$1,548	4.53%	$115,162	$1,326	4.61%
Available-for-sale securities	21,308	104	1.95%	20,967	45	0.86%
FHLB Stock	1,982	26	5.25%	1,476	17	4.61%
Other interest-earning assets	1,800	5	1.11%	1,251	1	0.32%
Total interest-earning assets	$161,721	$1,683	4.16%	138,856	$1,389	4.00%
Noninterest-earning assets	7,295			5,598
Total assets	$169,016			$144,454

Interest-bearing liabilities:
NOW accounts	$12,201	$4	0.13%	$8,884	$3	0.14%
Regular savings and demand club accounts	23,452	4	0.07%	22,889	3	0.05%
Money market accounts	13,961	19	0.54%	13,011	20	0.61%
Certificates of deposit and retirement accounts	71,586	223	1.25%	54,741	143	1.04%
Total interest-bearing deposits	121,200	250	0.83%	99,525	169	0.68%
FHLB Borrowings	21,704	107	1.97%	18,124	74	1.63%
Total interest-bearing liabilities	142,904	$357	1.00%	117,649	$243	0.83%
Noninterest-bearing deposits	14,798			15,591
Other non-interest-bearing liabilities	494			791
Total liabilities	158,196			134,031
Equity	10,820			10,423
Total liabilities and equity	$169,016			$144,454

Net interest income		$1,326			$1,146
Net interest rate spread (2)			3.16%			3.17%
Net interest-earning assets (3)	$18,817			$21,207
Net interest margin (4)			3.28%			3.30%
Average interest-earning assets to average interest-bearing liabilities	113%			118%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.
(5)	Annualized.

	For the Six Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Rate (5)	Average Outstanding Balance	Interest	Yield/ Rate (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$135,689	$3,046	4.49%	$112,527	$2,595	4.61%
Available-for-sale securities	20,582	195	1.89%	21,103	156	1.48%
FHLB Stock	2,044	56	5.48%	1,420	32	4.51%
Other interest-earning assets	1,686	8	0.95%	1,220	3	0.49%
Total interest-earning assets	$160,001	$3,305	4.13%	$136,270	$2,786	4.09%
Noninterest-earning assets	6,544			5,207
Total assets	$166,545			$141,477

Interest-bearing liabilities:
NOW accounts	$11,773	$8	0.14%	$8,833	$6	0.14%
Regular savings and demand club accounts	23,355	7	0.06%	23,221	6	0.05%
Money market accounts	14,585	41	0.56%	12,621	37	0.59%
Certificates of deposit and retirement accounts	66,550	394	1.18%	53,026	264	1.00%
Total interest-bearing deposits	116,263	450	0.77%	97,701	313	0.64%
FHLB Borrowings	24,793	211	1.70%	17,802	140	1.57%
Total interest-bearing liabilities	141,056	$661	0.94%	115,503	$453	0.78%
Noninterest-bearing deposits	14,208			14,840
Other non-interest-bearing liabilities	459			774
Total liabilities	155,723			131,117
Equity	10,822			10,360
Total liabilities and equity	$166,545			$141,477

Net interest income		$2,644			$2,333
Net interest rate spread (2)			3.19%			3.31%
Net interest-earning assets (3)	$18,945			$20,767
Net interest margin (4)			3.30%			3.42%
Average interest-earning assets to average interest-bearing liabilities	113%			118%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.
(5)	Annualized.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Three Months June 30, 2017 compared to			Six Months Ended June 30, 2017 compared to
	the Three Months Ended June 30, 2016			the Six Months Ended June 30, 2016
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)

Interest-earning assets:
Loans(1)	$247	$(25)	$222	$534	$(83)	$451
Available-for-sale securities	1	58	59	(4)	43	39
FHLB Stock	6	3	9	14	10	24
Other interest-earning assets	0	4	4	1	4	5
Total interest-earning assets	$254	$40	$294	$545	$(26)	$519

Interest-bearing liabilities:
NOW accounts	$1	$-	$1	2	$-	$2
Regular savings and demand club accounts	0	1	1	-	1	1
Money market accounts	1	(2)	(1)	6	(2)	4
Certificates of deposit and retirement accounts	44	36	80	67	63	130
Total deposits	46	35	81	75	62	137

FHLB Borrowings	15	18	33	55	16	71

Total interest-bearing liabilities	61	53	114	130	78	208

Change in net interest income	$193	$(13)	$180	$415	$(104)	$311

(1)	Includes loans held for sale.

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

Total assets increased $11.0 million, or 6.8%, to $172.4 million at June 30, 2017 from $161.4 million at December 31, 2016. The increase was primarily due to increases in loans and securities available-for-sale.

Loans, net increased $5.7 million, or 4.3%, to $138.1 million at June 30, 2017 from $132.4 million at December 31, 2016, reflecting increases in residential loans and commercial real estate loans. One- to four-family residential real estate mortgage loans increased $3.2 million, or 3.4%, to $96.6 million at June 30, 2017 from $93.4 million at December 31, 2016 while commercial real estate loans increased $1.4 million, or 7.6%, to $20.3 million at June 30, 2017 from $18.9 million at December 31, 2016. Home equity lines of credit increased $1.1 million, or 19.4%, to $6.6 million at June 30, 2017 from $5.5 million at December 31, 2016. In the first six months of 2017, we increased our portfolio of commercial real estate loans and home equity lines of credit in order to increase earnings and to continue to manage interest rate risk.

Securities available-for-sale increased by $3.2 million, or 16.4%, to $22.6 million at June 30, 2017 from $19.5 million at December 31, 2016. The increase was primarily due to purchases of $6.0 million in new securities, partially offset by sales, maturities, calls, and principal repayments of $2.8 million.

Cash and due from banks increased $633,000 to $2.4 million at June 30, 2017 from $1.8 million at December 31, 2016.

Total deposits increased $15.4 million, or 12.8%, to $134.9 million at June 30, 2017 from $119.5 million at December 31, 2016. The increase was primarily due to an increase in certificates of deposit, which increased $14.9 million, or 25.8%, to $72.4 million at June 30, 2017 from $57.5 million at December 31, 2016. This increase was primarily due to special certificate of deposit rate promotions during the first half of 2017 and the increase of $1.8 million in CDARS deposits at June 30, 2017 compared to December 31, 2016. Additionally, we experienced an increase in NOW accounts of $2.0 million, or 18.6%, to $13.1 million at June 30, 2017 from $11.1 million at December 31, 2016. The increase in NOW accounts was primarily due to the addition of new commercial deposit accounts and increased marketing efforts to increase deposit accounts from our residential mortgage customers.

Total borrowings from the FHLB of New York decreased $6.5 million, or 23.2%, to $21.5 million at June 30, 2017 from $28.0 million at December 31, 2016 as we repaid shorter-term borrowings due to the growth in our deposits.

Total equity increased $693,000, or 6.4%, to $11.4 million at June 30, 2017 from $10.8 million at December 31, 2016. The increase was due to the combined effect of net income of $257,000 and a decrease in accumulated other comprehensive loss of $436,000 for the six months ended June 30, 2017.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016

General. Net income decreased $12,000, or 11.5%, to $92,000 for the three months ended June 30, 2017, compared to $104,000 for the three months ended June 30, 2016. The decrease was due to increases in non-interest expense and the provision for loan losses and a decrease in non-interest income, partially offset by an increase in net interest income.

Interest Income. Interest income increased $294,000, or 21.2%, to $1.7 million for the three months ended June 30, 2017 from $1.4 million for the three months ended June 30, 2016. Our average balance of interest-earning assets increased $22.8 million, or 16.5%, to $161.7 million for the three months ended June 30, 2017 from $138.9 million for the three months ended June 30, 2016 due primarily to an increase in the average balance of loans. In addition, our average yield on interest-earning assets increased 16 basis points to 4.16% for the three months ended June 30, 2017 from 4.00% for the three months ended June 30, 2016.

Interest income on loans increased $222,000, or 16.7%, to $1.5 million for the three months ended June 30, 2017 from $1.3 million for the three months ended June 30, 2016 due to the increase in the average balance of loans. Our average balance of loans increased $21.5 million, or 18.6%, to $136.6 million for the three months ended June 30, 2017 from $115.2 million for the three months ended June 30, 2016. The increase in the average balance of loans resulted from our continued emphasis on growing our one- to four-family residential real estate portfolio and our recent increased focus on commercial lending. Our average yield on loans decreased eight basis points to 4.53% for the three months ended June 30, 2017 from 4.61% for the three months ended June 30, 2016, as higher-yielding loans have been repaid or refinanced and replaced with lower-yielding loans, reflecting the current interest rate environment.

Interest income on securities increased $68,000, or 109.7%, to $130,000 for the three months ended June 30, 2017 from $62,000 for the three months ended June 30, 2016 due primarily to increases in the average yield of available-for-sale securities and the average balance of available-for- sale securities. The average yield we earned on available-for-sale securities increased 109 basis points to 1.95% for the three months ended June 30, 2017 from 0.86% for the three months ended June 30, 2016 primarily as a result of lower premium amortization resulting from slower prepayment speeds on mortgage-backed securities. The average balance of available-for-sale securities increased $341,000, or 1.6%, to $21.3 million for the three months ended June 30, 2017 from $21.0 million for the three months ended June 30, 2016.

Interest Expense. Interest expense increased $114,000, or 46.9%, to $357,000 for the three months ended June 30, 2017 from $243,000 for the three months ended June 30, 2016, due to increases in interest expense on deposits of $81,000 and $33,000 in interest expense on borrowings. Our average balance of interest-bearing liabilities increased $25.3 million, or 21.5%, to $142.9 million for the three months ended June 30, 2017 from $117.6 million for the three months ended June 30, 2016 due primarily to increases in the average balance of certificates of deposit and FHLB of New York borrowings. Our average rate on interest-bearing liabilities increased 17 basis points to 1.00% for the three months ended June 30, 2017 from 0.83% for the three months ended June 30, 2016 primarily as a result of increases in the average rate on FHLB of New York borrowings and certificates of deposit.

Interest expense on deposits increased $81,000, or 47.9%, to $250,000 for the three months ended June 30, 2017 from $169,000 for the three months ended June 30, 2016 due to increases in the average rate paid on deposits and the average balance of deposits. The average rate paid on deposits increased to 0.83% for the three months ended June 30, 2017 from 0.68% for the three months ended June 30, 2016, primarily reflecting higher rates paid on promotional certificates of deposit and CDARS certificates of deposit. The average rate of certificates of deposit increased by 21 basis points to 1.25% for the three months ended June 30, 2017 from 1.04% for the three months ended June 30, 2016. In addition, the average balance of certificates of deposit increased by $16.8 million to $71.6 million for the three months ended June 30, 2017 from $54.7 million for the three months ended June 30, 2016, which reflected the majority of the growth in the average balance of deposits.

Interest expense on borrowings increased $33,000, or 44.6%, to $107,000 for the three months ended June 30, 2017 from $74,000 for the three months ended June 30, 2016. The increase in interest expense on borrowings reflected a $3.6 million increase in our average balance of borrowings with the FHLB of New York to $21.7 million for the three months ended June 30, 2017 from $18.1 million for the three months ended June 30, 2016. In addition, the average rate of FHLB of New York borrowings increased by 34 basis points to 1.97% for the three months ended June 30, 2017 from 1.63% for the three months ended June 30, 2016. The average balance of borrowings with the FHLB of New York increased in the second quarter of 2017 as compared to the second quarter of 2016 in order to fund loan growth. The average rate on borrowings increased due to the increase in short-term interest rates.

Net Interest Income. Net interest income increased $180,000, or 15.7%, to $1.3 million for the three months ended June 30, 2017 from $1.2 million for the three months ended June 30, 2016, primarily as a result of the growth in the average balance of our loans, partially offset by an increase in the average balance of our interest-bearing liabilities. Our net interest rate spread decreased by one basis point to 3.16% for the three months ended June 30, 2017 from 3.17% for the three months ended June 30, 2016, and our net interest margin decreased by two basis points to 3.28% for the three months ended June 30, 2017 from 3.30% for the three months ended June 30, 2016.

Provision for Loan Losses. We establish a provision for loan losses which is charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses inherent in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan, and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance.

Based on our evaluation of the above factors, we recorded a $50,000 provision for loan losses for the three months ended June 30, 2017 compared to a $24,000 provision for loan losses for the three months ended June 30, 2016. The increase in the provision for the three months ended June 30, 2017 was the result of additional general provisions deemed necessary to support an increased balance of loans receivable. Net charge-offs decreased to $0 for the three months ended June 30, 2017 as compared to $34,000 for the three months ended June 30, 2016. The allowance for loan losses was $1.1 million, or 0.82% of net loans outstanding, at June 30, 2017, $1.2 million, or 0.88% of net loans outstanding, at December 31, 2016 and $1.3 million, or 1.08% of net loans outstanding, at June 30, 2016.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate for the three months ended June 30, 2017 and June 30, 2016. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-Interest Income. Non-interest income decreased $34,000, or 16.8%, to $168,000 for the three months ended June 30, 2017 from $202,000 for the three months ended June 30, 2016. The decrease was primarily due to $87,000 in net gains on the sales of available-for-sale securities during the three months ended June 30, 2016 as compared to no such sales during the three months ended June 30, 2017. Offsetting the decrease in non-interest income was an increase in service fees of $20,000, an increase of $16,000 in net gains on the sales of residential mortgage loans and increased income from financial services of $13,000 for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Income from service fees increased due to the growth in our deposits in the second quarter of 2017 as compared to the same period in 2016 and an increase in general fees. Net gains on the sales of residential mortgage loans increased as we increased the volume of our loan sales. The increase in income from financial services was due to the increase in assets under management.

Non-Interest Expense. Non-interest expense increased by $125,000, or 10.4%, to $1.3 million for the three months ended June 30, 2017 from $1.2 million for the three months ended June 30, 2016. The increase was primarily due to an increase in professional fees of $86,000 to $139,000 for the three months ended June 30, 2017 from $53,000 for the three months ended June 30, 2016 as a result of fees incurred for completion of Seneca Savings’ first full scope independent audit. In addition, advertising costs increased $46,000 to $58,000 for the three months ended June 30, 2017 from $12,000 for the three months ended June 30, 2016 due to increased deposit account promotions.

Non-interest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Income Tax Expense. We incurred income tax expense of $23,000 and $16,000 for the three months ended June 30, 2017 and 2016, respectively, resulting in effective rates of 20.0% and 13.3%, respectively. The increase in income tax expense for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily due to higher tax-exempt income during the three months ended June 30, 2016.

Comparison of Operating Results for the Six Months Ended June 30, 2017 and 2016

General. Net income increased $34,000, or 15.2%, to $257,000 for the six months ended June 30, 2017, compared to $223,000 for the six months ended June 30, 2016. The increase was due to an increase in net interest income, partially offset by increases in the provision for loan losses and non-interest expense and a decrease in non-interest income.

Interest Income. Interest income increased $519,000, or 18.6%, to $3.3 million for the six months ended June 30, 2017 from $2.8 million for the six months ended June 30, 2016. Our average balance of interest-earning assets increased $23.7 million, or 17.4%, to $160.0 million for the six months ended June 30, 2017 from $136.3 million for the six months ended June 30, 2016 due primarily to an increase in the average balance of loans. In addition, our average yield on interest-earning assets increased four basis points to 4.13% for the six months ended June 30, 2017 from 4.09% for the six months ended June 30, 2016.

Interest income on loans increased $451,000, or 17.4%, to $3.0 million for the six months ended June 30, 2017 from $2.6 million for the six months ended June 30, 2016 due to the increase in the average balance of loans. Our average balance of loans increased $23.2 million, or 20.6%, to $135.7 million for the six months ended June 30, 2017 from $112.5 million for the six months ended June 30, 2016. The increase in the average balance of loans resulted from our continued emphasis on growing our one- to four-family residential real estate portfolio and our recent increased focus on commercial lending. Our average yield on loans decreased 12 basis points to 4.49% for the six months ended June 30, 2017 from 4.61% for the six months ended June 30, 2016, as higher-yielding loans have been repaid or refinanced and replaced with lower-yielding loans, reflecting the current interest rate environment.

Interest income on securities increased $63,000, or 33.5%, to $251,000 for the six months ended June 30, 2017 from $188,000 for the six months ended June 30, 2016 due primarily to increases in the average yield of available-for-sale securities. The average yield we earned on available-for-sale securities increased 41 basis points to 1.89% for the six months ended June 30, 2017 from 1.48% for the six months ended June 30, 2016 primarily as a result of lower premium amortization resulting from slower prepayment speeds on mortgage-backed securities. The average balance of available-for-sale securities decreased $521,000, or 2.5%, to $20.6 million for the six months ended June 30, 2017 from $21.1 million for the six months ended June 30, 2016.

Interest Expense. Interest expense increased $208,000, or 45.9%, to $661,000 for the six months ended June 30, 2017 from $453,000 for the six months ended June 30, 2016, due to increases in interest expense on deposits of $137,000 and $71,000 in interest expense on borrowings. Our average balance of interest-bearing liabilities increased $25.6 million, or 22.1%, to $141.1 million for the six months ended June 30, 2017 from $115.5 million for the six months ended June 30, 2016 due primarily to increases in the average balance of certificates of deposit and FHLB of New York borrowings. Our average rate on interest-bearing liabilities increased 16 basis points to 0.94% for the six months ended June 30, 2017 from 0.78% for the six months ended June 30, 2016 primarily as a result of increases in the average rate on certificates of deposit and FHLB of New York borrowings.

Interest expense on deposits increased $137,000, or 43.7%, to $450,000 for the six months ended June 30, 2017 from $313,000 for the six months ended June 30, 2016 due to increases in the average rate paid on deposits and the average balance of deposits. The average rate paid on deposits increased to 0.77% for the six months ended June 30, 2017 from 0.64% for the six months ended June 30, 2016, primarily reflecting higher rates paid on promotional certificates of deposit and CDARS certificates of deposit. The average rate of certificates of deposit increased by 18 basis points to 1.18% for the six months ended June 30, 2017 from 1.00% for the six months ended June 30, 2016. In addition, the average balance of certificates of deposit increased by $13.5 million to $66.5 million for the six months ended June 30, 2017 from $53.0 million for the six months ended June 30, 2016, which reflected the majority of the growth in the average balance of deposits.

Interest expense on borrowings increased $71,000, or 50.7%, to $211,000 for the six months ended June 30, 2017 from $140,000 for the six months ended June 30, 2016. The increase in interest expense on borrowings reflected a $7.0 million increase in our average balance of borrowings with the FHLB of New York to $24.8 million for the six months ended June 30, 2017 from $17.8 million for the six months ended June 30, 2016. In addition, the average rate of FHLB of New York borrowings increased by 13 basis points to 1.70% for the six months ended June 30, 2017 from 1.57% for the six months ended June 30, 2016. The average balance of borrowings with the FHLB of New York increased in the first half of 2017 as compared to the first half of 2016 in order to fund loan growth. The average rate on borrowings increased due to the increase in short-term interest rates.

Net Interest Income. Net interest income increased $311,000, or 13.3%, to $2.6 million for the six months ended June 30, 2017 from $2.3 million for the six months ended June 30, 2016, primarily as a result of the growth in the average balance of our loans, partially offset by an increase in the average balance of our interest-bearing liabilities. Our net interest rate spread decreased by 12 basis points to 3.19% for the six months ended June 30, 2017 from 3.31% for the six months ended June 30, 2016, and our net interest margin decreased by 12 basis points to 3.30% for the six months ended June 30, 2017 from 3.42% for the six months ended June 30, 2016.

Provision for Loan Losses. We establish a provision for loan losses which is charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses inherent in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan, and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance.

Based on our evaluation of the above factors, we recorded a $90,000 provision for loan losses for the six months ended June 30, 2017 compared to a $37,000 provision for loan losses for the six months ended June 30, 2016. The increase in the provision for the six months ended June 30, 2017 was the result of additional general provisions deemed necessary to support an increased balance of loans receivable. Net charge-offs increased to $125,000 for the six months ended June 30, 2017 as compared to $61,000 for the six months ended June 30, 2016. The allowance for loan losses was $1.1 million, or 0.82% of net loans outstanding, at June 30, 2017, $1.2 million, or 0.88% of net loans outstanding, at December 31, 2016 and $1.3 million, or 1.08% of net loans outstanding, at June 30, 2016.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate for the six months ended June 30, 2017 and June 30, 2016. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-Interest Income. Non-interest income decreased $45,000, or 12.6%, to $312,000 for the six months ended June 30, 2017 from $357,000 for the six months ended June 30, 2016. The decrease was primarily due to $93,000 in net gains on the sales of available-for-sale securities during the six months ended June 30, 2016 as compared to $1,000 in net gains on the sales of available-for-sale securities during the six months ended June 30, 2017. In addition, income from financial services decreased $43,000 to $69,000 for the six months ended June 30, 2017 from $112,000 for the six months ended June 30, 2016. The decrease in income from financial services was due to a departure of a key sales person in our Financial Quest services division and the resulting loss of fee income due to a loss of annuity insurance customers, which occurred in the second quarter of 2016. Offsetting the decrease in non-interest income was an increase in service fees of $44,000, an increase of $26,000 in earnings on bank-owned life insurance and an increase of $19,000 in net gains on the sales of residential mortgage loans for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Income from service fees increased due to the growth in our deposits in the first half of 2017 as compared to the same period in 2016 and an increase in general fees. Net gains on the sales of residential mortgage loans increased as we increased the volume of our loan sales. Earnings increased on bank owned life insurance in the first half of 2017 for insurance which was first purchased in June 2016.

Non-Interest Expense. Non-interest expense increased by $150,000, or 6.3%, to $2.5 million for the six months ended June 30, 2017 from $2.4 million for the six months ended June 30, 2016. The increase was primarily due to an increase in professional fees of $145,000 to $236,000 for the six months ended June 30, 2017 from $91,000 for the six months ended June 30, 2016 as a result of fees incurred for completion of Seneca Savings’ first full scope independent audit. In addition, advertising costs increased $57,000 to $86,000 for the six months ended June 30, 2017 from $29,000 for the six months ended June 30, 2016 due to increased deposit account promotions.

Non-interest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Income Tax Expense. We incurred income tax expense of $63,000 and $34,000 for the six months ended June 30, 2017 and 2016, respectively, resulting in effective rates of 19.7% and 13.2%, respectively. The increase in the first six months of 2017 in income tax expense and the effective tax rate was primarily due to an increase in earnings before provision for income taxes for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Non-Performing Assets

We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings. Non-performing assets, including non-performing loans and other real estate owned, totaled $1.3 million, or 0.74% of total assets, at June 30, 2017 and $1.7 million, or 1.07% of total assets, at December 31, 2016. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated. We had no non-accruing troubled debt restructurings at the dates indicated.

	At June 30, 2017	At December 31, 2016
	(Dollars in thousands)

Non-accrual loans:
Residential:
One- to four-family	$1,146	$1,321
Home equity loans and lines of credit	-	-
Construction	-	-
Commercial real estate	-	269
Commercial and industrial	-	85
Consumer and other	-	19
Total non-accrual loans	$1,146	$1,694

Accruing loans 90 days or more past due:
Residential:
One- to four-family	-	-
Home equity loans and lines of credit	-	-
Construction	-	-
Commercial real estate	-	-
Commercial and industrial	-	19
Consumer and other	-	-
Total accruing loans 90 days or more past due	-	19
Total non-performing loans	1,146	1,713
Real estate owned	130	23
Total non-performing assets	$1,276	$1,736

Ratios:
Total non-performing loans to total loans	0.82%	1.28%
Total non-performing loans to total assets	0.67%	1.06%
Total non-performing assets to total assets	0.74%	1.07%

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)

Balance at beginning of period	$1,085	$1,204	$1,170	$1,218
Charge-offs:
Residential:
One- to four-family	-	35	52	62
Home equity loans and lines of credit	-	-	-	-
Construction	-	-	-	-
Commercial real estate	-	-	12	-
Commercial and industrial	-	-	61	-
Consumer and other	-	-	-	-
Total charge-offs	-	35	125	62

Recoveries:
Residential:
One- to four-family	-	1	-	1
Home equity loans and lines of credit	-	-	-	-
Construction	-	-	-	-
Commercial real estate	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-
Total recoveries	-	1	-	1

Net charge-offs	-	34	125	61
Provision for loan losses	50	24	90	37

Balance at end of period	$1,135	$1,194	$1,135	$1,194

Ratios:
Net charge-offs to average loans outstanding	0.00%	0.03%	0.09%	0.06%
Allowance for loan losses to non-performing loans at end of period	99.04%	65.84%	99.04%	65.84%
Allowance for loan losses to total loans at end of period	0.82%	1.00%	0.82%	1.00%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from calls, maturities, and sales of securities. We also have the ability to borrow from the FHLB of New York. At June 30, 2017, we had a $72.9 million line of credit with the FHLB of New York and $2.5 million line of credit with Zions Bank. At June 30, 2017, we had $21.5 million in outstanding borrowings from the FHLB of New York. We have not borrowed against the line of credit with Zions Bank during the three and six months ended June 30, 2017.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2017.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which includes cash and due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2017, cash and due from banks totaled $2.4 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $22.6 million at June 30, 2017.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of June 30, 2017, totaled $38.1 million, or 28.2%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At June 30, 2017, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at June 30, 2017. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2017, we had outstanding commitments to originate loans of $2.5 million. We anticipate that we will have sufficient funds available to meet our current lending commitments.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Impact of Inflation and Changing Price

The financial statements and related data presented herein have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information relating to this item.

Item 4 – Controls and Procedures

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

As of June 30, 2017, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101	The following materials from Seneca Financial Corp. Form 10-Q for the three and six months ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows, and (iv) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENECA FINANCIAL CORP.
(registrant)

September 28, 2017	/s/ Joseph G. Vitale
Joseph G. Vitale
President and Chief Executive Officer

September 28, 2017	/s/ Vincent J. Fazio
Vincent J. Fazio
Executive Vice President and Chief Financial Officer