Form 10-Q
period 2017-09-30
Seneca Financial Corp.
filed 2017-11-14
CIK 1708715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

SENECA FINANCIAL CORP.

(Exact Name of Company as Specified in its Charter)

Federal	000-55853	82-3128044
(State of Other Jurisdiction of	(Commission File No.)	(I.R.S. Employer Identification No.)
Incorporation)

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

YES ☒ NO ☐

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

As of November 10, 2017, there were 1,978,923 shares issued and outstanding of the registrant’s common stock.

SENECA FINANCIAL CORP.

EXPLANATORY NOTE

Seneca Financial Corp. (the “Company”) was formed to serve as the mid-tier holding company for Seneca Savings upon the completion of the mutual holding company reorganization of Seneca Federal Savings & Loan Association (“Seneca Savings”).  As of September 30, 2017, the reorganization had not been completed.  As of September 30, 2017, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities.  Accordingly, the unaudited financial statements and the other financial information contained in this quarterly report on Form 10-Q relate solely to Seneca Savings. The reorganization was completed on October 11, 2017.

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

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Cash and due from banks	$5,610	$1,762
Securities, available-for-sale	21,849	19,450
Loans, net of allowance for loan losses of $1,211 and $1,170	141,023	132,364
Federal Home Loan Bank of New York stock, at cost	2,157	2,090
Interest receivable	635	630
Premises and equipment, net	2,580	2,050
Bank owned life insurance	2,367	2,141
Other assets	2,127	924
Total assets	$178,348	$161,411

LIABILITIES AND EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$19,053	$12,393
Interest bearing	120,806	107,149
Total Deposits	139,859	119,542

Federal Home Loan Bank advances	22,500	28,000
Advances from borrowers for taxes and insurance	1,137	2,008
Pension liability	249	249
Other liabilities	2,804	832

Total liabilities	166,549	150,631

EQUITY
Retained earnings	14,030	13,567
Accumulated other comprehensive loss	(2,231)	(2,787)

Total equity	11,799	10,780

Total liabilities and equity	$178,348	$161,411

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

INTEREST INCOME
Loans, including fees	$1,581	$1,428	$4,627	$4,023
Securities	130	87	381	275
Other	6	1	14	4
Total interest income	1,717	1,516	5,022	4,302

INTEREST EXPENSE
Deposits	268	178	718	491
Advances and borrowings	118	81	329	221
Total interest expense	386	259	1,047	712
Net interest income	1,331	1,257	3,975	3,590
PROVISION FOR LOAN LOSSES	60	171	150	208
Net interest income after provision for loan losses	1,271	1,086	3,825	3,382

NON-INTEREST INCOME
Service fees	42	30	128	72
Income from financial services	37	32	106	144
Fee income	24	19	71	60
Earnings on bank-owned life insurance	14	17	46	23
Net gains on sale of residential mortgage loans	49	37	122	91
Net gains on sales of available-for-sale securities	-	4	1	97
Net (loss) gain on sale of fixed assets	(3)	159	(3)	159
Gain on sale of foreclosed real estate	5	-	8	9
Other	-	1	1	1
Total non-interest income	168	299	480	656

NON-INTEREST EXPENSE
Compensation and employee benefits	634	687	1,960	2,061
Core processing	181	141	484	409
Premises and equipment	101	110	309	341
Professional fees	52	55	288	146
Postage & Office Supplies	29	44	96	119
FDIC premiums	31	29	89	91
Advertising	44	15	130	44
Mortgage recording tax	16	22	60	66
Other	90	101	308	323
Total non-interest expenses	1,178	1,204	3,724	3,600
Income before provision for income taxes	261	181	581	438
PROVISION FOR INCOME TAXES	55	15	118	49
Net income	$206	$166	$463	$389

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

NET INCOME	$206	$166	$463	$389

OTHER COMPREHENSIVE INCOME, BEFORE TAX
Available-for-sale securities:
Unrealized holding gains (losses) arising during period	(15)	(123)	286	222
Less reclassification adjustment for net gains included in net income	-	(4)	(1)	(97)

Net unrealized gains (losses) on available-for-sale securities	(15)	(127)	285	125

Defined benefit pension plan:

Net gains (losses) arising during the period	146	142	405	(2)
Less reclassification of amortization of net losses recognized in net pension expense	51	59	152	178

Net changes in defined benefit pension plan	197	201	557	176

OTHER COMPREHENSIVE INCOME, BEFORE TAX	182	74	842	301

Tax effect	62	(18)	286	110

OTHER COMPREHENSIVE INCOME, NET OF TAX	120	56	556	191

TOTAL COMPREHENSIVE INCOME	$326	$222	$1,019	$580

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

(Dollars in thousands)

		Accumulated
		Other
	Retained	Comprehensive	Total
	Earnings	Loss	Equity

BALANCE, JANUARY 1, 2016	$13,040	$(2,944)	$10,096

Net income	389	-	389
Other comprehensive income	-	191	191

BALANCE, SEPTEMBER 30, 2016	$13,429	$(2,753)	$10,676

BALANCE, JANUARY 1, 2017	$13,567	$(2,787)	10,780

Net income	463	-	463
Other comprehensive income	-	556	556

BALANCE, SEPTEMBER 30, 2017	$14,030	$(2,231)	$11,799

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$463	$389
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	124	116
Provision for loan losses	150	208
Net amortization of premiums and discounts on securities	202	293
Gain on sale of residential mortgage loans	(122)	(91)
Proceeds from sale of residential mortgage loans	7,902	5,775
Gain on sale of foreclosed assets	(8)	(9)
Loss (gain) on sale of premises and equipment	3	(159)
Gain on sale of available-for-sale securities	(1)	(97)
Amortization (accretion) of deferred loan fees	14	(1)
Earnings on investment in bank owned life insurance	(46)	(23)
(Increase) decrease in accrued interest receivable	(5)	46
Increase in other assets	(917)	(739)
Increase (decrease) in other liabilities	1,972	(574)
Net cash flow provided by operating activities	9,731	5,134
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in securities available-for-sale
Proceeds from calls and maturities	825	6,395
Proceeds from sales	1,224	11,787
Principal repayments	1,598	1,693
Purchases	(5,962)	(15,913)
Purchases of Federal Home Loan Bank of New York stock	(963)	(750)
Redemptions of Federal Home Loan Bank of New York stock	896	135
Purchase of bank owned life insurance	(180)	(2,100)
Loan originations and principal collections, net	(17,089)	(24,433)
Proceeds from sales of foreclosed assets	424	237
Purchases or premises and equipment	(657)	(94)
Proceeds from sale of premises and equipment	1	452
Net cash flow used in investing activities	(19,883)	(22,591)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	20,317	8,151
Decrease in advances from borrowers for taxes and insurance	(817)	(578)
Proceeds from long-term advances	5,900	2,000
Payments of long-term advances	(1,500)	(1,000)
(Decrease) increase in FHLBNY advances	(9,900)	7,200
Net cash flow provided by financing activities	14,000	15,773
Net change in cash and cash equivalents	3,848	(1,684)
CASH AND CASH EQUIVALENTS - beginning of year	1,762	4,045
CASH AND CASH EQUIVALENTS - end of year	$5,610	$2,361

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and borrowed funds	$1,011	$705
Income taxes	$3	$41
Transfer of loans to other real estate owned	$451	$564

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy

Notes to the consolidated Financial Statements

as of September 30, 2017 (unaudited) and December 31, 2016 and THE three and Nine months ended September 30, 2017 and 2016 (unaudited)

1.	BASIS OF PRESENTATION

Seneca Federal Savings and Loan Association (the “Association”) maintains its executive offices and main branch in Baldwinsville, New York, with branches in Liverpool and North Syracuse, New York. The Association is a community-oriented savings and loan institution whose business primarily consists of accepting deposits from customers within its market area and investing those funds primarily in residential mortgage loans. The Association has one wholly-owned subsidiary: Seneca Savings Insurance Agency, Inc. dba Financial Quest ("Quest"). Quest offers financial planning and investment advisory services and sells various insurance and investment products through broker networks. The consolidated financial statements of the Association include the accounts of Quest. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the financial position of the Association as of December 31, 2016 and the results of its operations and its cash flows for the periods presented. The interim financial information should be read in conjunction with the annual financial statements and the notes thereto included in the Registration Statement on Form S-1 (“Form S-1”) of Seneca Financial Corp. (the “Company”), the holding company for the Association.

The results of operations at and for the three and nine months ended September 30, 2017 and 2016, are not necessarily indicative of the results to be expected for the full year.

Use of Estimates – The preparation of financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of other real estate acquired in connection with foreclosure or in satisfaction of loans and valuation allowances associated with the realization of deferred tax assets, which are based on future taxable income.

Summary of Significant Accounting Policies – The accounting and reporting policies of the Association conform to U.S. GAAP and general practices within the banking industry. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in the Association’s financial statements for the year ended December 31, 2016 included in the Company’s Form S-1.

The Association has evaluated events and transactions occurring subsequent to the statement of financial condition as of September 30, 2017 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

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

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy

Notes to the consolidated Financial Statements

as of September 30, 2017 (unaudited) and December 31, 2016 and THE three and Nine months ended September 30, 2017 and 2016 (unaudited)

2.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

For Public Business Entities (“PBEs”) that are U.S. Securities and Exchange Commission (SEC) filers, such as the Company, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The provisions of this new accounting standard are complex and will require substantial analysis prior to the ASU’s implementation. The Company’s management is currently in the process of evaluating the impact that this standard will have on its consolidated financial statements, however, management does not expect the adoption of this ASU to have a material impact on its consolidated financial statements and results of operations.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model). Under the CECL model entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exits) from the date of initial recognition of that instrument. Further, ASU 2016-13 made certain targeted amendments to the existing impairment model for available for sale (“AFS”) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  ASU 2016-13 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2019 for all public business entities that are SEC filers. Early application is permitted as of the annual reporting periods beginning after December 15, 2018, including interim periods within those periods. An entity will apply the amendments in this ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Association’s management is evaluating the potential impact on our consolidated financial statements; however, due to the significant differences in the revised guidance from existing U.S. GAAP, the implementation of this guidance may result in material changes in our accounting for credit losses on financial instruments. We are also reviewing the impact of additional disclosures required under ASU 2016-13 on our ongoing financial reporting.

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy

Notes to the consolidated Financial Statements

as of September 30, 2017 (unaudited) and December 31, 2016 and THE three and Nine months ended September 30, 2017 and 2016 (unaudited)

2.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements.

Under the new guidance a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or an operating lease (i.e., the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases under the previous guidance). However, unlike current U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, ASU No. 2016-02 will require both operating and finance leases to be recognized on the balance sheet. Additionally, the ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. Lessor accounting will remain largely unchanged from current U.S. GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014.

The amendments in ASU No. 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for (1) public business entities, (2) not-for-profit entities that have issued, or are conduit bond obligors for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market, and (3) employee benefit plans that file financial statements with the SEC. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. Early application is permitted for all entities. The Company is currently evaluating the effects of the ASU 2016-02 on its consolidated financial statements and disclosures, if any.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The objective of ASU 2014-09 is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects consideration which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will replace most existing revenue recognition guidelines under U.S. GAAP when it becomes effective. In August 2015, the FASB issued an amendment (ASU 2015-14) which defers the effective date of this new guidance by one year. More detailed implementation guidance on ASU 2014-09 was issued in March 2016 (ASU 2016-08), April 2016 (ASU 2016-10) and May 2016 (ASU 2016-12), and the effective date and transition requirements for these ASUs are the same as the effective date and transition requirements of ASU 2014-09. The amendments in ASU 2014-09 are effective for public business entities for annual periods, beginning after December 15, 2017. The guidance allows an entity to apply the new standard either retrospectively or through a cumulative effect adjustment as of January 1, 2018. ASU 2014-09 does not apply to revenue associated with financial instruments, including loans, securities, and derivatives, that are accounted for under other U.S. GAAP guidance. For that reason, management of the Association does not expect it to have a material impact on our consolidated results of operations for elements of the statement of income associated with financial instruments, including securities gains, interest income and interest expense. However, we do believe the new standard will result in new disclosure requirements. We are currently in the process of reviewing contracts to assess the impact of the new guidance on our service offerings, that are in the scope of the guidance, and included in non-interest income such as service charges, payment processing fees, and other services fees.

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy

Notes to the consolidated Financial Statements

as of September 30, 2017 (unaudited) and December 31, 2016 and THE three and Nine months ended September 30, 2017 and 2016 (unaudited)

3.	Securities

The amortized cost and fair values of securities, with gross unrealized gains and losses are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available-for-sale Securities:

September 30, 2017 (Unaudited):
Municipal securities	$8,998	$17	$(84)	$8,931
Mortgage-backed securities and collateralized mortgage obligations	10,974	13	(86)	10,901
US government and agency obligations	199	-	(2)	197
Corporate securities	1,806	14	-	1,820
	$21,977	$44	$(172)	$21,849

December 31, 2016:
Municipal securities	$10,903	$1	$(312)	$10,592
Mortgage-backed securities and collateralized mortgage obligations	7,839	6	(109)	7,736
US government and agency obligations	320	-	(5)	315
Corporate securities	802	5	-	807
	$19,864	$12	$(426)	$19,450

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

Investment securities with carrying amounts of $10,011,817 and $7,022,571 were pledged to secure deposits and for other purposes required or permitted by law for the nine months ended September 30, 2017 and for the year ended December 31, 2016, respectively.

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy

Notes to the consolidated Financial Statements

as of September 30, 2017 (unaudited) and December 31, 2016 and THE three and Nine months ended September 30, 2017 and 2016 (unaudited)

3.	Securities (Continued)

The amortized cost and fair value of debt securities based on the contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	September 30, 2017
	(Unaudited)		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$-	$-	$575	$575
Due after one year through five years	789	790	861	857
Due after five years through ten years	6,019	6,016	5,928	5,821
Due after ten years	4,195	4,142	4,661	4,461
Mortgage-backed securities and collateralized mortgage obligations	10,974	10,901	7,839	7,736
	$21,977	$21,849	$19,864	$19,450

During the nine months ended September 30, 2017 and 2016, the Association sold available-for-sale securities with gross realized gains of $1,258 and $112,967, respectively, and gross realized losses of $118 and $16,521, respectively.

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

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy

Notes to the consolidated Financial Statements

as of September 30, 2017 (unaudited) and December 31, 2016 and THE three and Nine months ended September 30, 2017 and 2016 (unaudited)

3.	Securities (Continued)

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position follows:

	Less than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

September 30, 2017 (Unaudited):
Municipal securities	$(20)	$1,607	$(64)	$3,892
Mortgage-backed securities and collateralized mortgage obligations	(24)	6,848	(62)	2,924
US government and agency obligations	(2)	197	-	-
	$(46)	$8,652	$(126)	$6,816

December 31, 2016:	$(312)	$9,435	$-	$-
Municipal securities
Mortgage-backed securities and collateralized mortgage obligations	(108)	6,073	(1)	290
US government and agency obligations	(5)	315	-	-
	$(425)	$15,823	$(1)	$290

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For the three and nine months ended September 30, 2017 and for the year ended December 31, 2016, the Association did not record an other-than-temporary impairment charge.

At September 30, 2017, ten municipal securities and three collateralized mortgage obligations were in a continuous loss position for more than twelve months. At September 30, 2017, five municipal securities, three mortgage-backed securities, eight collateralized mortgage obligations and one U.S. government and agency obligation were in a continuous loss position for less than twelve months.

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

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy

Notes to the consolidated Financial Statements

as of September 30, 2017 (unaudited) and December 31, 2016 and THE three and Nine months ended September 30, 2017 and 2016 (unaudited)

4.	LOANS

Net loans at September 30, 2017 and December 31, 2016 are as follows:

	September 30,	December 31,
	2017	2016
	(Unaudited)
	(Dollars in thousands)

Mortgage loans on real estate:
One-to-four family first lien residential	$96,484	$93,443
Residential construction	5,320	3,091
Home equity loans and lines of credit	7,227	5,504
Commercial	21,215	18,879

Total mortgage loans on real estate	$130,246	$120,917

Commercial and industrial	8,672	9,105

Consumer loans	2,731	2,907

Total loans	141,649	132,929

Allowance for credit losses	(1,211)	(1,170)
Net deferred loan origination costs	585	605

Net loans	$141,023	$132,364

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

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy

Notes to the consolidated Financial Statements

as of September 30, 2017 (unaudited) and December 31, 2016 and THE three and Nine months ended September 30, 2017 and 2016 (unaudited)

4.	LOANS (Continued)

Risk Characteristics of Portfolio Segments

The risk characteristics within the loan portfolio vary depending on the loan segment. Consumer loans generally are repaid from personal sources of income. Risks associated with consumer loans primarily include general economic risks such as declines in the local economy creating higher rates of unemployment. Those conditions may also lead to a decline in collateral values should the Association be required to repossess the collateral securing consumer loans. These economic risks also impact the commercial loan segment, however commercial loans are considered to have greater risk than consumer loans as the primary source of repayment is from the cash flow of the business customer. Real estate loans, including residential mortgages, manufactured housing, commercial and home equity loans, comprise approximately 92% of the portfolio at September 30, 2017 and 91% of the portfolio at December 31, 2016. Loans secured by real estate provide collateral protection and thus significantly reduce the inherent risk in the portfolio.

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

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy

Notes to the consolidated Financial Statements

as of September 30, 2017 (unaudited) and December 31, 2016 and THE three and Nine months ended September 30, 2017 and 2016 (unaudited)

4.	LOANS (Continued)

The following table presents the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings within the Association's internal risk rating system as of September 30, 2017 and December 31, 2016:

	September 30, 2017 (Unaudited)
	(Dollars in thousands)
	Pass	Special Mention	Substandard	Loss	Total
Mortgage loans on real estate:
One-to-four family first lien residential	$96,484	$-	$-	$-	$96,484
Residential construction	5,320	-	-	-	5,320
Home equity loans and lines of credit	7,227	-	-	-	7,227
Commercial	19,638	-	1,577	-	21,215
Total mortgage loans on real estate	128,669	-	1,577	-	130,246
Commercial and industrial	8,373	79	220	-	8,672
Consumer loans	2,731	-	-	-	2,731
Total loans	$139,773	$79	$1,797	$-	$141,649

	December 31, 2016
	(Dollars in thousands)
	Pass	Special Mention	Substandard	Loss	Total
Mortgage loans on real estate:
One-to-four family first lien residential	$93,443	$-	$-	$-	$93,443
Residential construction	3,091	-	-	-	3,091
Home equity loans and lines of credit	5,504	-	-	-	5,504
Commercial	18,033	-	846	-	18,879
Total mortgage loans on real estate	120,071	-	846	-	120,917
Commercial and industrial	8,296	403	406		9,105
Consumer loans	2,907	-	-	-	2,907
Total loans	$131,274	$403	$1,252	$-	$132,929

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy

Notes to the consolidated Financial Statements

as of September 30, 2017 (unaudited) and December 31, 2016 and THE three and Nine months ended September 30, 2017 and 2016 (unaudited)

4.	LOANS (Continued)

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date. An age analysis of past due loans, segregated by class of loans, are as follows:

	September 30, 2017 (Unaudited)
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
One-to-four family first lien residential	$1,337	$398	$793	$2,528	$93,956	$96,484
Residential construction	-	-	-	-	5,320	5,320
Home equity loans and lines of credit	-	-	-	-	7,227	7,227
Commercial	605	-	-	605	20,610	21,215
Total mortgage loans on real estate	1,942	398	793	3,133	127,113	130,246
Commercial and industrial	-	-	-	-	8,672	8,672
Consumer loans	4	1	-	5	2,726	2,731
Total loans	$1,946	$399	$793	$3,138	$138,511	$141,649

	December 31, 2016
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
One-to-four family first lien residential	$2,154	$439	$1,321	$3,914	$89,529	$93,443
Residential construction	-	-	-	-	3,091	3,091
Home equity loans and lines of credit	-	-	-	-	5,504	5,504
Commercial	577	-	269	846	18,033	18,879
Total mortgage loans on real estate	2,731	439	1,590	4,760	116,157	120,917
Commercial and industrial	110	-	104	214	8,891	9,105
Consumer loans	132	99	19	250	2,657	2,907
Total loans	$2,973	$538	$1,713	$5,224	$127,705	$132,929

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy

Notes to the consolidated Financial Statements

as of September 30, 2017 (unaudited) and December 31, 2016 and THE three and Nine months ended September 30, 2017 and 2016 (unaudited)

4.	LOANS (Continued)

Nonaccrual loans, segregated by class of loan as of September 30, 2017 and December 31, 2016 are as follows:

	September 30,	December 31,
	2017	2016
	(Unaudited)
	(Dollars in thousands)

Mortgage loans on real estate	$793	$1,321
Commercial and industrial loans	-	354
Consumer loans	-	19
Total nonaccrual loans	$793	$1,694

The following table summarizes impaired loan information by portfolio class:

	September 30, 2017 (Unaudited)
	(Dollars in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Mortgage loans on real estate	$-	$-	$-
Commercial and industrial loans	-	-	-
	-	-	-
With no allowance recorded:
Mortgage loans on real estate	1,792	1,792	-
Commercial and industrial loans	-	-	-
	1,792	1,792	-

Total	$1,792	$1,792	$-

	December 31, 2016
	(Dollars in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Mortgage loans on real estate	$183	$183	$41
Commercial and industrial loans	85	340	52
	268	523	93
With no allowance recorded:
Mortgage loans on real estate	970	970	-
Commercial and industrial loans	269	269	-
	1,239	1,239	-

Total	$1,507	$1,762	$93

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy

Notes to the consolidated Financial Statements

as of September 30, 2017 (unaudited) and December 31, 2016 and THE three and Nine months ended September 30, 2017 and 2016 (unaudited)

4.	LOANS (Continued)

The following table presents the average recorded investment in impaired loans:

	September 30,	December 31,
	2017	2016
	(Unaudited)
	(Dollars in thousands)

Mortgage loans on real estate - commercial	$1,607	$1,391
Commercial and industrial loans	43	298

Total	$1,650	$1,689

Troubled debt restructurings (“TDRs”) occur when we grant borrowers concessions that we would not otherwise grant but for economic or legal reasons pertaining to the borrower’s financial difficulties. A concession is made when the terms of the loan modification are more favorable that the terms the borrower would have received in the current market under similar financial difficulties. These concessions may include, interest by the borrower to satisfy all or part of the debt, or the addition of borrower(s). The Association identifies loans for potential TDRs primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. Generally, we will not return a TDR to accrual status until the borrower has demonstrated the ability to make principal and interest payments under the restructured terms for at least six consecutive months. The Association’s TDRs are impaired loans, which may result in specific allocations and subsequent charge-offs if appropriate.

As of September 30, 2017, the Association modified two commercial mortgage loans valued at $1.0 million that are considered TDRs. We modified the terms to interest only for a two year period. These loans are paying according to their modified terms and are classified as substandard and impaired. There were no loans considered to be TDRs at September 30, 2016 and December 31, 2016.

The following table presents interest income recognized on impaired loans for the three and nine months ended September 30, 2017 and 2016:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Mortgage loans on real estate	$14	$-	$40	$-
Commercial and industrial loans	-	-	-	2

Total	$14	$-	$40	$2

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy

Notes to the consolidated Financial Statements

as of September 30, 2017 (unaudited) and December 31, 2016 and THE three and Nine months ended September 30, 2017 and 2016 (unaudited)

4.	LOANS (Continued)

The following tables summarize the activity in the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of September 30, 2017 and December 31, 2016:

	Mortgage loans on real estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
	(Dollars in thousands)
September 30, 2017
Allowance for loan losses:
Beginning balance - July 1, 2017	$922	$92	$5	$116	$1,135
Charge-offs	-	-	-	-	-
Recoveries	13	3	-	-	16
Provision (Credit)	(52)	(1)	1	112	60
Ending balance - September 30, 2017	$883	$94	$6	$228	$1,211

Beginning balance - January 1, 2017	$862	$180	$5	$123	$1,170
Charge-offs	(64)	(61)	-	-	(125)
Recoveries	13	3	-	-	16
Provision (Credit)	72	(28)	1	105	150
Ending balance - September 30, 2017	$883	$94	$6	$228	$1,211
Ending balance: individually evaluated for impairment	-	-	-	-	-
Ending balance: collectively evaluated for impairment	883	94	6	228	1,211

Loans receivable balance:
Ending balance: individually evaluated for impairment	1,792	-	-	-	1,792
Ending balance: collectively evaluated for impairment	128,454	8,672	2,731	-	139,857
Ending balance	$130,246	$8,672	$2,731	$-	$141,649

	Mortgage loans on real estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
	(Dollars in thousands)
September 30, 2016
Allowance for loan losses:
Beginning balance - July 1, 2016	$836	$278	$4	$76	$1,194
Charge-offs	(80)	-	-	-	(80)
Recoveries	-	-	-	-	-
Provision (Credit)	62	30	1	78	171
Ending balance - September 30, 2016	$818	$308	$5	$154	$1,285

Beginning balance - January 1, 2016	$843	$276	$6	$93	$1,218
Charge-offs	(142)	-	-	-	(142)
Recoveries	1	-	-	-	1
Provision (Credit)	116	32	(1)	61	208
Ending balance - September 30, 2016	$818	$308	$5	$154	$1,285

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy

Notes to the consolidated Financial Statements

as of September 30, 2017 (unaudited) and December 31, 2016 and THE three and Nine months ended September 30, 2017 and 2016 (unaudited)

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

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy

Notes to the consolidated Financial Statements

as of September 30, 2017 (unaudited) and December 31, 2016 and THE three and Nine months ended September 30, 2017 and 2016 (unaudited)

5.	COMPREHENSIVE INCOME (LOSS)

The balances and changes in the components of accumulated other comprehensive loss, net of tax, are as follows:

	For the three months ended September 30, 2017
	Unrealized Gains (Losses) on	Net (Losses) on	Accumulated Other
(Dollars in thousands)	Available for Sale Securities	Pension Plan	Comprehensive (Loss)
Beginning balance	$(75)	$(2,276)	$(2,351)
Other comprehensive income (loss)	(10)	130	120
Ending balance	$(85)	$(2,146)	$(2,231)

	For the three months ended September 30, 2016
	Unrealized Gains (Losses) on	Net (Losses) on	Accumulated Other
(Dollars in thousands)	Available for Sale Securities	Pension Plan	Comprehensive (Loss)
Beginning balance	$100	$(2,910)	$(2,810)
Other comprehensive income (loss)	(76)	133	57
Ending balance	$24	$(2,777)	$(2,753)

	For the nine months ended September 30, 2017
	Unrealized Gains (Losses) on	Net (Losses) on	Accumulated Other
(Dollars in thousands)	Available for Sale Securities	Pension Plan	Comprehensive (Loss)
Beginning balance	$(273)	$(2,514)	$(2,787)
Other comprehensive income	188	368	556
Ending balance	$(85)	$(2,146)	$(2,231)

	For the nine months ended September 30, 2016
	Unrealized Gains (Losses) on	Net (Losses) on	Accumulated Other
(Dollars in thousands)	Available for Sale Securities	Pension Plan	Comprehensive (Loss)
Beginning balance	$(51)	$(2,893)	$(2,944)
Other comprehensive income	75	116	191
Ending balance	$24	$(2,777)	$(2,753)

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy

Notes to the consolidated Financial Statements

as of September 30, 2017 (unaudited) and December 31, 2016 and THE three and Nine months ended September 30, 2017 and 2016 (unaudited)

5.	COMPREHENSIVE INCOME (LOSS) (Continued)

The amounts of income tax (expense) benefit allocated to each component of other comprehensive income (loss) are as follows:

Components of Other Comprehensive Income (Loss)
(Dollars in thousands)	For the three months ended
	September 30, 2017			September 30, 2016
	Before Tax	Tax (Expense)		Before Tax	Tax (Expense)
	Amount	Benefit	Net	Amount	Benefit	Net
Available for sale securities:
Unrealized holding (losses) arising during period	$(15)	$5	$(10)	$(123)	$49	$(74)
Less reclassification adjustment for net gains included in net income	-	-	-	(4)	1	(3)
Net unrealized (losses) on available for sale securities	(15)	5	(10)	(127)	50	(77)

Pension Plan:
Net gains arising during the period	146	(50)	96	142	(48)	94
Less reclassification of amortization of net losses recognized in net pension expense	51	(17)	34	59	(20)	39
Net changes in defined benefit pension plan	197	(67)	130	201	(68)	133

Other Comprehensive Income	$182	$(62)	$120	$74	$(18)	$56

	For the nine months ended
	September 30, 2017			September 30, 2016
	Before Tax	Tax (Expense)		Before Tax	Tax (Expense)
	Amount	Benefit	Net	Amount	Benefit	Net
Available for sale securities:
Unrealized holding gains arising during period	$286	$(97)	$189	$222	$(83)	$139
Reclassification adjustment for net gains included in net income	(1)	-	(1)	(97)	33	(64)
Net unrealized gains on available for sale securities	285	(97)	188	125	(50)	75

Defined Benefit Pension Plan:
Net gains (losses) arising during the period	405	(137)	268	(2)	1	(1)
Less reclassification of amortization of net losses recognized in net pension expense	152	(52)	100	178	(61)	117
Net changes in defined benefit pension plan	557	(189)	368	176	(60)	116

Other Comprehensive Income	$842	$(286)	$556	$301	$(110)	$191

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy

Notes to the consolidated Financial Statements

as of September 30, 2017 (unaudited) and December 31, 2016 and THE three and Nine months ended September 30, 2017 and 2016 (unaudited)

5.	COMPREHENSIVE INCOME (LOSS) (Continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss (AOCL):

	Amount Reclassified from AOCL
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016	Affected line item in the Statement of Income
	(Unaudited)
	(Dollars in thousands)
Available-for-sale securities:
Realized gains on sale of securities	$-	$4	$1	$97	Net realized gains on sales of
					available-for-sale securities
Tax effect	-	(1)	-	(33)	(Provision) for income taxes
	-	3	1	64	Net income
Defined benefit pension plan:
Retirement plan net losses recognized in net period pension cost	(51)	(59)	(152)	178	Compensation and employee
					benefits
Tax effect	17	20	52	61	Benefit for income taxes
	$(34)	$(39)	$(100)	$239	Net income

6.	FAIR VALUE MEASUREMENT and FAIR VALUE OF FINANCIAL INSTRUMENTS

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

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy

Notes to the consolidated Financial Statements

as of September 30, 2017 (unaudited) and December 31, 2016 and THE three and Nine months ended September 30, 2017 and 2016 (unaudited)

6.	FAIR VALUE MEASUREMENT and FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

	Total	Level 1	Level 2	Level 3
	(In Thousands of Dollars)
Available-for-sale Securities:
September 30, 2017 (Unaudited):
Municipal securities	$8,931	$-	$8,931	$-
Mortgage-backed securities and collateralized mortgage obligations	10,901	-	10,901	-
US government and agency obligations	197	-	197	-
Corporate securities	1,820	-	1,820	-
	$21,849	$-	$21,849	$-
December 31, 2016:
Municipal securities	$10,592	$-	$10,592	$-
Mortgage-backed securities and collateralized mortgage obligations	7,736	-	7,736	-
US government and agency obligations	315	-	315	-
Corporate securities	807	-	807	-
	$19,450	$-	$19,450	$-

There were no securities transferred out of level 2 securities available-for-sale during the nine months ended September 30, 2017 and the year ended December 31, 2016.

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

Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Association’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain of the Association’s assets and liabilities at September 30, 2017 and December 31, 2016.

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy

Notes to the consolidated Financial Statements

as of September 30, 2017 (unaudited) and December 31, 2016 and THE three and Nine months ended September 30, 2017 and 2016 (unaudited)

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

Advances and borrowings from FHLBNY

The fair values of FHLBNY long-term borrowings are estimated using discounted cash flow analyses, based on the quoted rates for new FHLBNY advances with similar credit risk characteristics, terms and remaining maturity, resulting in a Level 2 classification.

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy

Notes to the consolidated Financial Statements

as of September 30, 2017 (unaudited) and December 31, 2016 and THE three and Nine months ended September 30, 2017 and 2016 (unaudited)

6.	FAIR VALUE MEASUREMENT and FAIR VALUE OF FINANCIAL INSTRUMENTs (Continued)

The carrying amounts and estimated fair values of the Association’s financial instruments at September 30, 2017 and December 31, 2016 are as follows:

	Fair Value	Carrying	Fair
	Hierarchy	Amount	Value
	(In Thousands of Dollars)
September 30, 2017 (Unaudited):
Financial assets:
Cash and due from banks	Level 1	$5,610	$5,610
Securities available-for-sale	Level 2	21,849	21,849
Investment in FHLBNY stock	Level 2	2,157	2,157
Loans, net	Level 3	141,023	138,328
Accrued interest receivable	Level 1	635	635
Financial liabilities:
Deposits	Level 1/2	139,859	135,854
Advances and borrowings from FHLBNY	Level 2	22,500	22,500
Accrued interest payable	Level 1	63	63
Advances from borrowers for taxes and insurance	Level 1	1,137	1,137

December 31, 2016:
Financial assets:
Cash and due from banks	Level 1	1,762	1,762
Securities available-for-sale	Level 2	19,450	19,450
Investment in FHLBNY stock	Level 2	2,090	2,090
Loans, net	Level 3	132,364	130,581
Accrued interest receivable	Level 1	630	630
Financial liabilities:
Deposits	Level 1/2	119,542	115,440
Advances and borrowings from FHLBNY	Level 2	28,000	28,000
Accrued interest payable	Level 1	27	27
Advances from borrowers for taxes and insurance	Level 1	2,008	2,008

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy

Notes to the consolidated Financial Statements

as of September 30, 2017 (unaudited) and December 31, 2016 and THE three and Nine months ended September 30, 2017 and 2016 (unaudited)

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2017 and December 31, 2016 were as follows:

	Total	Level 1	Level 2	Level 3
	(In Thousands of Dollars)
September 30, 2017 (Unaudited):
Impaired loans	$1,039	$-	$-	$1,039
Foreclosed real estate	-	-	-	-

December 31, 2016:
Impaired loans	$268	$-	$-	$268
Foreclosed real estate	23	-	-	23

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy

Notes to the consolidated Financial Statements

as of September 30, 2017 (unaudited) and December 31, 2016 and THE three and Nine months ended September 30, 2017 and 2016 (unaudited)

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
	valuation
	of property

At September 30, 2017, the fair value consists of impaired loan balances of $1,039,000, net of valuation allowance of $0 and at December 31, 2016, the fair value consists of loan balances of $268,000, net of a valuation allowance of $93,000.

At September 30, 2017, there was no foreclosed real estate. By comparison at December 31, 2016, foreclosed real estate valued using Level 3 inputs had a carrying amount of $22,000 and a valuation allowance of $0.

Once a loan is foreclosed, the fair value of the real estate continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan. At September 30, 2017, there was no foreclosed real estate whose carrying value was written down utilizing Level 3 inputs during the nine months ended September 30, 2017. At December 31, 2016, foreclosed real estate whose carrying value was written down utilizing Level 3 inputs during the year ended December 31, 2016 comprised of one property with a fair value of $23,000 and resulted in an additional provision for loan losses of $30,000.

The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $373,370 and $247,000 at September 30, 2017 and December 31, 2016, respectively.

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy

Notes to the consolidated Financial Statements

as of September 30, 2017 (unaudited) and December 31, 2016 and THE three and Nine months ended September 30, 2017 and 2016 (unaudited)

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

As of the dates indicated, the following financial instruments were outstanding whose contract amounts represent credit risk:

	September 30,	December 31,
	2017	2016
	(Unaudited)
	(In Thousands of Dollars)

Commitments to Grant Loans	$1,795	$2,523

Unfunded Commitments Under Lines of Credit	$4,264	$4,845

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

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy

Notes to the consolidated Financial Statements

as of September 30, 2017 (unaudited) and December 31, 2016 and THE three and Nine months ended September 30, 2017 and 2016 (unaudited)

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios set forth in the table below of total, Tier 1, and Tier 1 common equity capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of September 30, 2017, that the Association met all capital adequacy requirements to which it is subject.

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

As of September 30, 2017, the most recent notification from the Office of the Comptroller of the Currency categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association must maintain minimum total risk- based, Tier 1 risk-based, Tier 1 common equity risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Association's category. The Association's actual capital amounts and ratios as of September 30, 2017 and December 31, 2016 are as follows:

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy

Notes to the consolidated Financial Statements

as of September 30, 2017 (unaudited) and December 31, 2016 and THE three and Nine months ended September 30, 2017 and 2016 (unaudited)

8.	REGULATORY CAPITAL REQUIREMENTS (continued)

							Minimum to be Well
							Capitalized Under
					Minimum Capital for		Prompt
			Minimum Capital		Adequacy with		Corrective Action
	Actual		Requirement		Capital Buffer		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands of Dollars)

As of September 30, 2017 (Unaudited):
Total core capital to risk weighted assets	$15,241	14.77%	$8,253	8.00%	$9,542	9.25%	$10,316	10.00%
Tier 1 capital to risk weighted assets	14,030	13.60%	6,190	6.00%	7,479	7.25%	8,253	8.00%
Tier 1 common equity to risk weighted assets	14,030	13.60%	4,642	4.50%	5,932	5.75%	6,705	6.50%
Tier 1 capital to assets	14,030	8.11%	6,924	4.00%	N/A	N/A	8,655	5.00%

As of December 31, 2016:
Total core capital to risk weighted assets	$14,737	15.56%	$7,575	8.00%	$8,167	8.63%	$9,469	10.00%
Tier 1 capital to risk weighted assets	13,567	14.32%	5,681	6.00%	6,273	6.63%	7,575	8.00%
Tier 1 common equity to risk weighted assets	13,567	14.32%	4,261	4.50%	4,853	5.13%	6,155	6.50%
Tier 1 capital to assets	13,567	8.65%	6,276	4.00%	N/A	N/A	7,469	5.00%

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy

Notes to the consolidated Financial Statements

as of September 30, 2017 (unaudited) and December 31, 2016 and THE three and Nine months ended September 30, 2017 and 2016 (unaudited)

9.	EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan (SERP)

Beginning in 2016, the Association established a SERP for its executive officers. All benefits provided under the SERP are unfunded and, as the executive officers retire, the Association will make a payment to the participant. At September 30, 2017 and December 31, 2016, the Association recorded $41,772 and $17,775, respectively for the SERP in other liabilities. For the three and nine months ended September 30, 2017, the expenses included in employee benefits for the SERP totaled $7,999 and $23,997, respectively. There were no expenses for the three and nine months ended September 30, 2016.

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

The following table presents the components of the net periodic pension plan cost for the Association’s Defined Benefit Pension Plan (the “Pension Plan”) for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(Dollars in thousands)

Service Cost	$63	$62	$189	$187
Interest Cost	106	108	317	323
Expected return on assets	(177)	(167)	(528)	(501)
Amortization of net actuarial loss	51	59	152	178

Net pension expense included in employee benefits	$43	$62	$130	$187

The benefit obligation activity for the Pension Plan was calculated using an actuarial measurement date of January 1. Plan assets and the benefit obligations were calculated using an actuarial measurement date of December 31.

The Association will assess the need for future annual contributions to the Pension Plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. A contribution of $500,000 was made to the pension plan during the first nine months of 2017.

SENECA FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARy

Notes to the consolidated Financial Statements

as of September 30, 2017 (unaudited) and December 31, 2016 and THE three and Nine months ended September 30, 2017 and 2016 (unaudited)

10.	RECENT EVENTS

On October 11, 2017, the Association completed its reorganization into the mutual holding company structure and the related stock offering of the Company, the Association’s new holding company. As a result of the reorganization, the Association became a wholly-owned subsidiary of the Company, the Company has issued and sold 46% of its outstanding shares to subscribers in the stock offering, including the Association’s ESOP, and the Company has issued 54% of its outstanding shares to Seneca Financial MHC, the Company’s mutual holding company. The Company has 1,978,923 shares of common stock outstanding, including 910,305 shares which have been sold to the public for $10.00 per share. Gross offering proceeds totaled $9.1 million.

For the nine-month period ended September 30, 2017, and the year ended December 31, 2016, the Association incurred fees and expenses related to the reorganization of $644,126 and $0, respectively. These fees and expenses were deferred and included in other assets in the consolidated statements of financial position.

On October 13, 2017, the Compensation Committee elected to soft-freeze the defined benefit pension plan effective January 1, 2018. Under the terms of this election, any employee hired after January 1, 2018 will not be eligible to participate in the defined benefit pension plan. All new employees will be able to participate in a 401k plan that the Company will match up to 50% of the employee elected contribution amount capped at 3% of the employee’s earnings.

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

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets (primarily cash and due from banks), and the interest we pay on our interest-bearing liabilities, consisting primarily of demand accounts, NOW accounts, savings accounts, money market accounts, certificate of deposit accounts and borrowings. Our results of operations also are affected by non-interest income, our provision for loan losses and non-interest expense. Non-interest income consists primarily of fee income and service charges, income from our financial services division, earnings on bank owned life insurance, realized gains on sales of loans and securities and other income. Non-interest expenses consist primarily of compensation and employee benefits, core processing, premises and equipment, professional fees, postage and office supplies, FDIC premiums, advertising, and other expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities. For the nine months ended September 30, 2017, we had net income of $463,000 compared to net income of $389,000 for the nine months ended September 30, 2016. The period over period $74,000 increase in net income was due to an increase in net interest income and a decrease in the provision for loan losses, partially offset by an increase in non-interest expense and a decrease in non-interest income. For the three months ended September 30, 2017, we had net income of $206,000 compared to net income of $166,000 for the three months ended September 30, 2016. The quarter over quarter $40,000 increase in net income was due to an increase in net interest income and decreases in non-interest expense and provision for loan losses, partially offset by a decrease in non-interest income.

At September 30, 2017, we had $178.3 million in consolidated assets, an increase of $16.9 million, or 10.5%, from $161.4 million at December 31, 2016. During the first nine months of 2017, we continued to focus on loan production, particularly with respect to residential mortgage loans as well as commercial real estate loans.

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

	For the Three Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)

Interest-earning assets:

Loans	$139,296	$1,581	4.54%	$120,086	$1,428	4.76%
Available-for-sale securities	22,386	102	1.82%	17,782	70	1.57%
FHLBNY Stock	2,139	28	5.24%	1,579	17	4.31%
Other interest-earning assets	1,184	6	2.03%	1,132	1	0.35%
Total interest-earning assets	$165,005	$1,717	4.16%	140,579	$1,516	4.31%
Noninterest-earning assets	8,087			6,143
Total assets	$173,092			$146,722

Interest-bearing liabilities:

NOW accounts	$12,260	$5	0.16%	$8,750	$2	0.09%
Regular savings and demand club accounts	23,111	4	0.07%	22,992	3	0.05%
Money market accounts	13,176	19	0.58%	13,516	20	0.59%
Certificates of deposit and retirement accounts	73,097	240	1.31%	54,812	153	1.12%
Total interest-bearing deposits	121,644	268	0.88%	100,070	178	0.71%
FHLBNY Borrowings	22,764	118	2.07%	19,145	81	1.69%
Total interest-bearing liabilities	144,408	$386	1.07%	119,215	$259	0.88%
Noninterest-bearing deposits	16,879			16,659
Other non-interest bearing liabilities	632			801
Total liabilities	161,919			136,675
Equity	11,173			10,047
Total liabilities and equity	$173,092			$146,722

Net interest income		$1,331			$1,257
Net interest rate spread (1)			3.09%			3.43%
Net interest-earning assets (2)	$20,597			$21,364
Net interest margin (3)			3.23%			3.58%
Average interest-earning assets to average interest-bearing liabilities	114%			118%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.
(5)	Annualized.

	For the Nine Months Ended September 30, 2016
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Rate (5)	Average Outstanding Balance	Interest	Yield/ Rate (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$136,891	$4,627	4.51%	$115,915	$4,023	4.63%
Available-for-sale securities	21,183	307	1.93%	20,064	226	1.50%
FHLBNY Stock	2,076	74	4.75%	1,505	49	4.34%
Other interest-earning assets	1,519	14	1.23%	1,178	4	0.45%
Total interest-earning assets	161,669	$5,022	4.14%	138,662	$4,302	4.14%
Noninterest-earning assets	7,156			5,232
Total assets	$168,825			$143,894

Interest-bearing liabilities:
NOW accounts	$11,935	$13	0.15%	$7,225	$8	0.15%
Regular savings and demand club accounts	23,274	11	0.06%	32,091	9	0.04%
Money market accounts	14,116	60	0.57%	10,540	57	0.72%
Certificates of deposit and retirement accounts	68,732	634	1.23%	45,131	417	1.23%
Total interest-bearing deposits	118,057	718	0.81%	94,987	491	0.69%
FHLBNY Borrowings	24,117	329	1.82%	18,780	221	1.57%
Total interest-bearing liabilities	142,174	$1,047	0.98%	113,767	$712	0.83%
Noninterest-bearing deposits	15,098			19,326
Other non-interest bearing liabilities	517			787
Total liabilities	157,789			133,880
Equity	11,036			10,014
Total liabilities and equity	$168,825			$143,894

Net interest income		$3,975			$3,590
Net interest rate spread (2)			3.16%			3.31%
Net interest-earning assets (3)	$19,495			$24,895
Net interest margin (4)			3.28%			3.45%
Average interest-earning assets to average interest-bearing liabilities	114%			122%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.
(5)	Annualized.

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

	Three Months September 30, 2017 compared to			Nine Months Ended September 30, 2017 compared to
	the Three Months Ended September 30, 2016			the Nine Months Ended September 30, 2016
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)

Interest-earning assets:
Loans(1)	$228	$(75)	$153	$728	$(124)	$604
Available-for-sale securities	18	14	32	13	68	81
FHLBNY Stock	6	5	11	19	6	25
Other interest-earning assets	-	5	5	1	9	10
Total interest-earning assets	$252	$(51)	$201	$761	$(41)	$720

Interest-bearing liabilities:
NOW accounts	$1	$2	$3	$5	$-	$5
Regular savings and demand club accounts	-	1	1	(2)	4	2
Money market accounts	(1)	-	(1)	19	(16)	3
Certificates of deposit and retirement accounts	51	36	87	218	(1)	217
Total deposits	51	39	90	240	(13)	227

FHLBNY Borrowings	15	22	37	63	45	108

Total interest-bearing liabilities	66	61	127	303	32	335

Change in net interest income	$186	$(112)	$74	$458	$(73)	$385

(1)	Includes loans held for sale.

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Total assets increased $16.9 million, or 10.5%, to $178.3 million at September 30, 2017 from $161.4 million at December 31, 2016. The increase was primarily due to increases in loans and securities available-for-sale.

Loans, net increased $8.6 million, or 6.5%, to $141.0 million at September 30, 2017 from $132.4 million at December 31, 2016, reflecting increases in residential loans and commercial real estate loans. One- to four-family residential real estate mortgage loans increased $3.1 million, or 3.3%, to $96.5 million at September 30, 2017 from $93.4 million at December 31, 2016 while commercial real estate loans increased $2.3 million, or 12.4%, to $21.2 million at September 30, 2017 from $18.9 million at December 31, 2016. Home equity lines of credit increased $1.7 million, or 31.3%, to $7.2 million at September 30, 2017 from $5.5 million at December 31, 2016. In the first nine months of 2017, we increased our portfolio of commercial real estate loans and home equity lines of credit in order to increase earnings and to continue to manage interest rate risk.

Securities available-for-sale increased by $2.3 million, or 12.3%, to $21.8 million at September 30, 2017 from $19.5 million at December 31, 2016. The increase was primarily due to purchases of $5.9 million in new securities, partially offset by sales, maturities, calls, and principal repayments of $3.6 million.

Cash and due from banks increased $3.8 million to $5.6 million at September 30, 2017 from $1.8 million at December 31, 2016 due to escrow deposits in connection with our reorganization and stock offering and other retail deposit promotions during the period.

Total deposits increased $20.4 million, or 17.0%, to $139.9 million at September 30, 2017 from $119.5 million at December 31, 2016. The increase was primarily due to an increase in certificates of deposit, which increased $14.9 million, or 25.9%, to $72.4 million at September 30, 2017 from $57.5 million at December 31, 2016. This increase was primarily due to special certificate of deposit rate promotions during the first nine months of 2017 and the increase of $2.5 million in CDARS deposits at September 30, 2017 compared to December 31, 2016. Additionally, we experienced an increase in NOW accounts of $2.1 million, or 18.9%, to $13.2 million at September 30, 2017 from $11.1 million at December 31, 2016. The increase in NOW accounts was primarily due to the addition of new commercial deposit accounts and increased marketing efforts to increase deposit accounts from our residential mortgage customers.

Total borrowings from the FHLBNY decreased $5.5 million, or 19.6%, to $22.5 million at September 30, 2017 from $28.0 million at December 31, 2016 as we repaid shorter-term borrowings due to the growth in our deposits.

Total equity increased $1.0 million, or 9.3%, to $11.8 million at September 30, 2017 from $10.8 million at December 31, 2016. The increase was due to the combined effect of net income of $463,000 and a decrease in accumulated other comprehensive loss of $556,000 for the nine months ended September 30, 2017.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

General. Net income increased $40,000, or 24.1%, to $206,000 for the three months ended September 30, 2017, from $166,000 for the three months ended September 30, 2016. The increase was due to an increase in net interest income and decreases in non-interest expense and provision for loan losses, partially offset by a decrease in non-interest income.

Interest Income. Interest income increased $201,000, or 13.3%, to $1.7 million for the three months ended September 30, 2017 from $1.5 million for the three months ended September 30, 2016. Our average balance of interest-earning assets increased $24.4 million, or 17.4%, to $165.0 million for the three months ended September 30, 2017 from $140.6 million for the three months ended September 30, 2016 due primarily to an increase in the average balance of loans. Partially offsetting the increase in interest income, our average yield on interest-earning assets decreased 15 basis points to 4.16% for the three months ended September 30, 2017 from 4.31% for the three months ended September 30, 2016.

Interest income on loans increased $153,000, or 10.7%, to $1.6 million for the three months ended September 30, 2017 from $1.4 million for the three months ended September 30, 2016 due to the increase in the average balance of loans. Our average balance of loans increased $19.2 million, or 16.0%, to $139.3 million for the three months ended September 30, 2017 from $120.1 million for the three months ended September 30, 2016. The increase in the average balance of loans resulted from our continued emphasis on growing our one- to four-family residential real estate portfolio and our recent increased focus on commercial lending. Our average yield on loans decreased 22 basis points to 4.54% for the three months ended September 30, 2017 from 4.76% for the three months ended September 30, 2016, as higher-yielding loans have been repaid or refinanced and replaced with lower-yielding loans, reflecting the current interest rate environment.

Interest income on securities increased $43,000, or 49.4%, to $130,000 for the three months ended September 30, 2017 from $87,000 for the three months ended September 30, 2016 due primarily to increases in the average yield of available-for-sale securities and the average balance of available-for- sale securities. The average yield we earned on available-for-sale securities increased 25 basis points to 1.82% for the three months ended September 30, 2017 from 1.57% for the three months ended September 30, 2016 primarily as a result of lower premium amortization resulting from slower prepayment speeds on mortgage-backed securities. The average balance of available-for-sale securities increased $4.5 million, or 25.9%, to $22.3 million for the three months ended September 30, 2017 from $17.8 million for the three months ended September 30, 2016.

Interest Expense. Interest expense increased $127,000, or 49.0%, to $386,000 for the three months ended September 30, 2017 from $259,000 for the three months ended September 30, 2016, due to increases in interest expense on deposits of $90,000 and $37,000 in interest expense on borrowings. Our average balance of interest-bearing liabilities increased $25.2 million, or 21.1%, to $144.4 million for the three months ended September 30, 2017 from $119.2 million for the three months ended September 30, 2016 due primarily to increases in the average balance of certificates of deposit and FHLBNY borrowings. Our average rate on interest-bearing liabilities increased 19 basis points to 1.07% for the three months ended September 30, 2017 from 0.88% for the three months ended September 30, 2016 primarily as a result of increases in the average rate on FHLBNY borrowings and certificates of deposit.

Interest expense on deposits increased $90,000, or 50.6%, to $268,000 for the three months ended September 30, 2017 from $178,000 for the three months ended September 30, 2016 due to increases in the average rate paid on deposits and the average balance of deposits. The average rate paid on deposits increased to 0.88% for the three months ended September 30, 2017 from 0.71% for the three months ended September 30, 2016, primarily reflecting higher rates paid on promotional certificates of deposit and CDARS certificates of deposit. The average rate of certificates of deposit increased by 19 basis points to 1.31% for the three months ended September 30, 2017 from 1.12% for the three months ended September 30, 2016. In addition, the average balance of certificates of deposit increased by $18.3 million to $73.1 million for the three months ended September 30, 2017 from $54.8 million for the three months ended September 30, 2016, which reflected the majority of the growth in the average balance of deposits.

Interest expense on borrowings increased $37,000, or 45.7%, to $118,000 for the three months ended September 30, 2017 from $81,000 for the three months ended September 30, 2016. The increase in interest expense on borrowings reflected a $3.7 million increase in our average balance of borrowings with the FHLBNY to $22.8 million for the three months ended September 30, 2017 from $19.1 million for the three months ended September 30, 2016. In addition, the average rate of FHLBNY borrowings increased by 38 basis points to 2.07% for the three months ended September 30, 2017 from 1.69% for the three months ended September 30, 2016. The average balance of borrowings with the FHLBNY increased in the third quarter of 2017 as compared to the third quarter of 2016 in order to fund loan growth. The average rate on borrowings increased due to the increase in short-term interest rates.

Net Interest Income. Net interest income increased $74,000, or 5.9%, to $1.3 million for the three months ended September 30, 2017 from $1.2 million for the three months ended September 30, 2016, primarily as a result of the growth in the average balance of our loans, partially offset by an increase in the average balance of our interest-bearing liabilities. Our net interest rate spread decreased by 34 basis points to 3.09% for the three months ended September 30, 2017 from 3.43% for the three months ended September 30, 2016, and our net interest margin decreased by 35 basis points to 3.23% for the three months ended September 30, 2017 from 3.58% for the three months ended September 30, 2016.

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

Based on our evaluation of the above factors, we recorded a $60,000 provision for loan losses for the three months ended September 30, 2017 compared to a $171,000 provision for loan losses for the three months ended September 30, 2016. The decrease in the provision for the three months ended September 30, 2017 was the result of additional general provisions deemed necessary for the three months ended September 30, 2016 to support an increased balance of loans receivable. Net charge-offs reflects a net recovery of $16,000 for the three months ended September 30, 2017 as compared to $80,000 for the three months ended September 30, 2016. The allowance for loan losses was $1.2 million, or 0.86% of net loans outstanding, at September 30, 2017, $1.2 million, or 0.88% of net loans outstanding, at December 31, 2016 and $1.3 million, or 1.02% of net loans outstanding, at September 30, 2016.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate for the three months ended September 30, 2017 and September 30, 2016. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-Interest Income. Non-interest income decreased $131,000, or 43.8%, to $168,000 for the three months ended September 30, 2017 from $299,000 for the three months ended September 30, 2016. The decrease was primarily due to $159,000 in net gains on the sales of premises and equipment during the three months ended September 30, 2016 as compared to $3,000 in net losses on sales and dispositions of premises and equipment during the three months ended September 30, 2017. Offsetting the decrease in non-interest income was an increase in service fees of $11,000, an increase of $12,000 in net gains on the sales of residential mortgage loans and increased income from financial services of $5,000 for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Income from service fees increased due to the growth in our deposits in the third quarter of 2017 as compared to the same period in 2016 and an increase in general fees. Net gains on the sales of residential mortgage loans increased as we increased the volume of our loan sales. The increase in income from financial services was due to the increase in assets under management.

Non-Interest Expense. Non-interest expense decreased by $26,000, or 2.2%, to $1.2 million for the three months ended September 30, 2017. The decrease was primarily due to a decrease in employee compensation and benefits of $53,000 to $634,000 for the three months ended September 30, 2017 from $687,000 for the three months ended September 30, 2016 as a result of changes in personnel and a decrease in postage and office supplies of $15,000 to $29,000 for the three months ended September 30, 2017 from $44,000 for the three months ended September 30, 2016. These decreases were partially offset by an increase of $40,000 for core processing to $181,000 for the three months ended September 30, 2017 from $141,000 for the three months ended September 30, 2016 as a result of additions to our core processing systems.

Non-interest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Income Tax Expense. We incurred income tax expense of $55,000 and $15,000 for the three months ended September 30, 2017 and 2016, respectively, resulting in effective rates of 21.0% and 8.3%, respectively. The increase in income tax expense for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 was primarily due to higher tax-exempt income during the three months ended September 30, 2016 and an increase of $80,000 in income before provision for income taxes.

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and 2016

General. Net income increased $74,000, or 19.0%, to $463,000 for the nine months ended September 30, 2017, compared to $389,000 for the nine months ended September 30, 2016. The increase was due to an increase in net interest income and a decrease in the provision for loan losses, partially offset by increases in non-interest expense and a decrease in non-interest income.

Interest Income. Interest income increased $720,000, or 16.7%, to $5.0 million for the nine months ended September 30, 2017 from $4.3 million for the nine months ended September 30, 2016. Our average balance of interest-earning assets increased $23.0 million, or 16.6%, to $161.7 million for the nine months ended September 30, 2017 from $138.7 million for the nine months ended September 30, 2016 due primarily to an increase in the average balance of loans. In addition, our average yield on interest-earning assets remained steady at 4.14% for the nine months ended September 30, 2017 and September 30, 2016.

Interest income on loans increased $604,000, or 15.0%, to $4.6 million for the nine months ended September 30, 2017 from $4.0 million for the nine months ended September 30, 2016 due to the increase in the average balance of loans. Our average balance of loans increased $21.0 million, or 18.1%, to $136.9 million for the nine months ended September 30, 2017 from $115.9 million for the nine months ended September 30, 2016. The increase in the average balance of loans resulted from our continued emphasis on growing our one- to four-family residential real estate portfolio and our recent increased focus on commercial lending. Our average yield on loans decreased 12 basis points to 4.51% for the nine months ended September 30, 2017 from 4.63% for the nine months ended September 30, 2016, as higher-yielding loans have been repaid or refinanced and replaced with lower-yielding loans, reflecting the current interest rate environment.

Interest income on securities increased $106,000, or 38.5%, to $381,000 for the nine months ended September 30, 2017 from $275,000 for the nine months ended September 30, 2016 due primarily to increases in the average yield and average balance of available-for-sale securities. The average yield we earned on available-for-sale securities increased 43 basis points to 1.93% for the nine months ended September 30, 2017 from 1.50% for the nine months ended September 30, 2016 primarily as a result of lower premium amortization resulting from slower prepayment speeds on mortgage-backed securities. The average balance of available-for-sale securities increased $1.1 million, or 5.5%, to $21.2 million for the nine months ended September 30, 2017 from $20.1 million for the nine months ended September 30, 2016.

Interest Expense. Interest expense increased $335,000, or 47.1%, to $1.0 million for the nine months ended September 30, 2017 from $712,000 for the nine months ended September 30, 2016, due to increases in interest expense on deposits of $227,000 and $108,000 in interest expense on borrowings. Our average balance of interest-bearing liabilities increased $25.4 million, or 22.3%, to $139.2 million for the nine months ended September 30, 2017 from $113.8 million for the nine months ended September 30, 2016 due primarily to increases in the average balance of certificates of deposit and FHLBNY borrowings. Our average rate on interest-bearing liabilities increased 15 basis points to 0.98% for the nine months ended September 30, 2017 from 0.83% for the nine months ended September 30, 2016 primarily as a result of increases in the average rate on certificates of deposit and FHLBNY borrowings.

Interest expense on deposits increased $227,000, or 46.2%, to $718,000 for the nine months ended September 30, 2017 from $491,000 for the nine months ended September 30, 2016 due to increases in the average rate paid on deposits and the average balance of deposits. The average rate paid on deposits increased to 0.81% for the nine months ended September 30, 2017 from 0.69% for the nine months ended September 30, 2016, primarily reflecting higher rates paid on promotional certificates of deposit and CDARS certificates of deposit. The average rate of certificates of deposit remained steady at 1.23% for the nine months ended September 30, 2017 and 2016. In addition, the average balance of certificates of deposit increased by $23.6 million to $68.7 million for the nine months ended September 30, 2017 from $45.1 million for the nine months ended September 30, 2016, which reflected the majority of the growth in the average balance of deposits.

Interest expense on borrowings increased $108,000, or 48.9%, to $329,000 for the nine months ended September 30, 2017 from $221,000 for the nine months ended September 30, 2016. The increase in interest expense on borrowings reflected a $5.3 million increase in our average balance of borrowings with the FHLBNY to $24.1 million for the nine months ended September 30, 2017 from $18.8 million for the nine months ended September 30, 2016. In addition, the average rate of FHLBNY borrowings increased by 25 basis points to 1.82% for the nine months ended September 30, 2017 from 1.57% for the nine months ended September 30, 2016. The average balance of borrowings with the FHLBNY increased in order to fund loan growth. The average rate on borrowings increased due to the increase in short-term interest rates.

Net Interest Income. Net interest income increased $385,000, or 10.7%, to $4.0 million for the nine months ended September 30, 2017 from $3.6 million for the nine months ended September 30, 2016, primarily as a result of the growth in the average balance of our loans, partially offset by an increase in the average balance of our interest-bearing liabilities. Our net interest rate spread decreased by 15 basis points to 3.16% for the nine months ended September 30, 2017 from 3.31% for the nine months ended September 30, 2016, and our net interest margin decreased by 16 basis points to 3.28% for the nine months ended September 30, 2017 from 3.45% for the nine months ended September 30, 2016.

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

Based on our evaluation of the above factors, we recorded a $150,000 provision for loan losses for the nine months ended September 30, 2017 compared to a $208,000 provision for loan losses for the nine months ended September 30, 2016. The decrease in the provision for the nine months ended September 30, 2017 was the result of a decrease in non-performance loans in the portfolio. The increase in the provision for the nine months ended September 30, 2016 was the result of additional general provisions deemed necessary to support an increased balance of loans receivable in 2016. Net charge-offs decreased to $109,000 for the nine months ended September 30, 2017 as compared to $141,000 for the nine months ended September 30, 2016. The allowance for loan losses was $1.2 million, or 0.86% of net loans outstanding, at September 30, 2017, $1.2 million, or 0.88% of net loans outstanding, at December 31, 2016 and $1.3 million, or 1.02% of net loans outstanding, at September 30, 2016.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate for the nine months ended September 30, 2017 and September 30, 2016. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-Interest Income. Non-interest income decreased $176,000, or 26.8%, to $480,000 for the nine months ended September 30, 2017 from $656,000 for the nine months ended September 30, 2016. The decrease was primarily due to $97,000 in net gains on the sales of available-for-sale securities during the nine months ended September 30, 2016 as compared to $1,000 in net gains on the sales of available-for-sale securities during the nine months ended September 30, 2017 and $159,000 in net gains on the sales of premises and equipment during the nine months ended September 30, 2016 as compared to $3,000 in net losses on the sales of premises and equipment during the nine months ended September 30, 2017. In addition, income from financial services decreased $38,000 to $106,000 for the nine months ended September 30, 2017 from $144,000 for the nine months ended September 30, 2016. The decrease in income from financial services was due to a departure of a key sales person in our Financial Quest services division and the resulting loss of fee income due to a loss of annuity insurance customers, which occurred in the second quarter of 2016. Offsetting the decrease in non-interest income was an increase in service fees of $56,000, an increase of $23,000 in earnings on bank-owned life insurance and an increase of $31,000 in net gains on the sales of residential mortgage loans for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Income from service fees increased due to the growth in our deposits in the nine months ended September 30, 2017 as compared to the same period in 2016 and an increase in general fees. Net gains on the sales of residential mortgage loans increased as we increased the volume of our loan sales. Earnings increased on bank owned life insurance in the first nine months of 2017 for insurance which was first purchased in June 2016.

Non-Interest Expense. Non-interest expense increased by $124,000, or 3.4%, to $3.7 million for the nine months ended September 30, 2017 from $3.6 million for the nine months ended September 30, 2016. The increase was primarily due to an increase in professional fees of $142,000 to $288,000 for the nine months ended September 30, 2017 from $146,000 for the nine months ended September 30, 2016 as a result of fees incurred for completion of Seneca Savings’ first full scope independent audit. In addition, advertising costs increased $86,000 to $130,000 for the nine months ended September 30, 2017 from $44,000 for the nine months ended September 30, 2016 due to increased deposit account promotions. In addition, core processing costs increased $75,000 to $484,000 for the nine months ended September 30, 2017 from $409,000 for the nine months ended September 30, 2016 due to product additions to our core processing systems that better serve our customers.

Non-interest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Income Tax Expense. We incurred income tax expense of $118,000 and $49,000 for the nine months ended September 30, 2017 and 2016, respectively, resulting in effective rates of 20.3% and 11.2%, respectively. The increase in the first nine months of 2017 in income tax expense and the effective tax rate was primarily due to an increase in earnings before provision for income taxes for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Non-Performing Assets

We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings. Non-performing assets, including non-performing loans and other real estate owned, totaled $793,000, or 0.44% of total assets, at September 30, 2017 and $1.7 million, or 1.07% of total assets, at December 31, 2016. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated. We had no non-accruing troubled debt restructurings at the dates indicated.

	At September 30, 2017	At December 31, 2016
	(Dollars in thousands)

Non-accrual loans:
Residential:
One- to four-family	$793	$1,321
Home equity loans and lines of credit	-	-
Construction	-	-
Commercial real estate	-	269
Commercial and industrial	-	85
Consumer and other	-	19
Total non-accrual loans	$793	$1,694

Accruing loans 90 days or more past due:
Residential:
One- to four-family	-	-
Home equity loans and lines of credit	-	-
Construction	-	-
Commercial real estate	-	-
Commercial and industrial	-	19
Consumer and other	-	-
Total accruing loans 90 days or more past due	-	19
Total non-performing loans	793	1,713
Real estate owned	-	23
Total non-performing assets	$793	$1,736

Ratios:
Total non-performing loans to total loans	0.56%	1.28%
Total non-performing loans to total assets	0.44%	1.06%
Total non-performing assets to total assets	0.44%	1.07%

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)

Balance at beginning of period	$1,135	$1,194	$1,170	$1,218
Charge-offs:
Residential:
One- to four-family	-	80	52	142
Home equity loans and lines of credit	-	-	-	-
Construction	-	-	-	-
Commercial real estate	-	-	12	-
Commercial and industrial	-	-	61	-
Consumer and other	-	-	-	-
Total charge-offs	-	80	125	142

Recoveries:
Residential:
One- to four-family	13	-	13	1
Home equity loans and lines of credit	-	-	-	-
Construction	-	-	-	-
Commercial real estate	3	-	3	-
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-
Total recoveries	16	-	16	1

Net charge-offs/(recoveries)	(16)	80	109	141
Provision for loan losses	60	171	150	208

Balance at end of period	$1,211	$1,285	$1,211	$1,285

Ratios:
Net charge-offs/(recoveries) to average loans outstanding	(0.01%)	0.07%	0.08%	0.12%
Allowance for loan losses to non-performing loans at end of period	152.71%	85.55%	152.71%	85.55%
Allowance for loan losses to total loans at end of period	0.86%	1.02%	0.86%	1.02%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from calls, maturities, and sales of securities. We also have the ability to borrow from the FHLBNY. At September 30, 2017, we had a $75.9 million line of credit with the FHLBNY and $2.5 million line of credit with Zions Bank. At September 30, 2017, we had $22.5 million in outstanding borrowings from the FHLBNY. We have not borrowed against the line of credit with Zions Bank during the three and nine months ended September 30, 2017.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2017.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which includes cash and due from banks. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At September 30, 2017, cash and due from banks totaled $5.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $21.8 million at September 30, 2017.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of September 30, 2017, totaled $45.6 million, or 32.6%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLBNY advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At September 30, 2017, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at September 30, 2017. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2017, we had outstanding commitments to originate loans of $1.8 million. We anticipate that we will have sufficient funds available to meet our current lending commitments.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

As of September 30, 2017, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On June 14, 2017, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the mutual holding company reorganization of Seneca Savings and the related offering of common stock by the Company. The Registration Statement (File No. 333-218749) was declared effective by the Securities and Exchange Commission on August 14, 2017. The Company registered 912,525 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement for an aggregate offering price of $9.1 million. The stock offering commenced on August 24, 2017, and ended on October 11, 2017.

Raymond James & Associates, Inc. (“Raymond James”) was engaged to assist in the marketing of the common stock and for records management services. For its services, Raymond James received a fee of $275,000. Raymond James was also reimbursed $97,677 for its reasonable out-of-pocket expenses, inclusive of its legal fees and expenses.

The stock offering resulted in gross proceeds of $9.1 million, through the sale of 910,305 shares of common stock at a price of $10.00 per share. Expenses related to the offering were approximately $2.9 million, including $372,677 paid to Raymond James. Net proceeds of the offering were approximately $8.0 million.

The Company contributed approximately $4.3 million of the net proceeds of the offering to the Association. In addition, $776,000 of the net proceeds were used to fund the loan to the employee stock ownership plan and approximately $4.0 million of the net proceeds were retained by the Company. The net proceeds contributed to the Association have been invested in cash and short-term instruments and used to make loans. The net proceeds retained by the Company have been deposited with the Association.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101	The following materials from Seneca Financial Corp. Form 10-Q for the three and nine months ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows, and (iv) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENECA FINANCIAL CORP.
(registrant)

November 14, 2017	/s/ Joseph G. Vitale
Joseph G. Vitale
President and Chief Executive Officer

November 14, 2017	/s/ Vincent J. Fazio
Vincent J. Fazio
Executive Vice President and Chief Financial Officer

