Form 10-K
period 2017-12-31
Seneca Financial Corp.
filed 2018-04-02
CIK 1708715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2017
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
Commission File Number: 000-55853

Seneca Financial Corp.
(Exact Name of Registrant as Specified in its Charter)

Federal	82-3128044
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
35 Oswego Street, Baldwinsville, New York	13027
(Address of principal executive offices)	(Zip code)
(315) 638-0233
(Registrant’s telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of  $11.80 as of October 12, 2017 (the first day of trading in the registrant’s common stock), was $23.4 million.
As of March 20, 2018 there were 1,978,923 shares outstanding of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
1.
Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders. (Part III)

i

PART I
ITEM 1.
Business

Forward Looking Statements
This annual report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “potential,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:
•
statements of our goals, intentions and expectations;

•
statements regarding our business plans, prospects, growth and operating strategies;

•
statements regarding the quality of our loan and investment portfolios; and

•
estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Accordingly, you should not place undue reliance on such statements. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this annual report.
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•
general economic conditions, either nationally or in our market areas, that are worse than expected;

•
changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•
our ability to access cost-effective funding;

•
fluctuations in real estate values and both residential and commercial real estate market conditions;

•
demand for loans and deposits in our market area;

•
our ability to implement and change our business strategies;

•
competition among depository and other financial institutions;

•
inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or prepayments on loans we have made and make;

•
adverse changes in the securities or secondary mortgage markets;

•
changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•
changes in the quality or composition of our loan or investment portfolios;

•
technological changes that may be more difficult or expensive than expected, or the failure or breaches of information technology security systems;

•
the inability of third-party providers to perform as expected;

•
our ability to manage market risk, credit risk and operational risk in the current economic environment;

•
our ability to enter new markets successfully and capitalize on growth opportunities;

•
our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;

•
changes in consumer spending, borrowing and savings habits;

•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•
our ability to retain key employees;

•
our compensation expense associated with equity allocated or awarded to our employees; and

•
changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.
Seneca Financial Corp.
Seneca Financial Corp., a federal corporation that was organized in 2017, is a savings and loan holding company headquartered in Baldwinsville, New York. Seneca Financial Corp.’s common stock is quoted on the OTC Pink Marketplace operated by OTC Markets Group under the symbol “SNNF.” Seneca Financial Corp. conducts its operations primarily through its wholly owned subsidiary, Seneca Savings, a federally chartered savings association. Seneca Financial Corp. manages its operations as one unit, and thus does not have separate operating segments. At December 31, 2017, Seneca Financial Corp. had total consolidated assets of  $176.2 million, loans of  $141.2 million, deposits of  $129.6 million, and stockholders’ equity of $18.4 million.
Seneca Financial Corp. was formed as part of the mutual holding company reorganization of Seneca Savings, which was completed in October 2017. In connection with the reorganization, Seneca Financial Corp. sold 910,305 shares of common stock to the public at $10.00 per share, representing 46% of its outstanding shares of common stock. Seneca Financial MHC has been organized as a mutual holding company under the laws of the United States and owns the remaining 54% of the outstanding common stock of Seneca Financial Corp.
The executive offices of Seneca Financial Corp. are located at 35 Oswego Street, Baldwinsville, New York 13027, and its telephone number is (315) 638-0233. Seneca Financial Corp. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).
Seneca Financial, MHC
Seneca Financial MHC was formed as a federal mutual holding company and will, for as long as it is in existence, own a majority of the outstanding shares of Seneca Financial Corp.’s common stock.
Seneca Financial, MHC’s principal assets are the common stock of Seneca Financial Corp. it received in the reorganization and offering and $100,000 cash in initial capitalization. Presently, it is expected that the only business activity of Seneca Financial MHC will be to own a majority of Seneca Financial Corp.’s common stock. Seneca Financial MHC is authorized, however, to engage in any other business activities that are permissible for mutual holding companies under federal law, including investing in loans and securities.
Seneca Savings
Seneca Savings is a federally chartered savings association headquartered in Baldwinsville, New York. Seneca Savings was originally chartered in 1928 as a New York-chartered mutual savings and loan association under the name “The Baldwinsville Savings & Loan Association.” In 1936, we converted to a federal charter under the name “Baldwinsville Federal Savings & Loan Association.” In 1958, the name was changed to “Seneca Federal Savings and Loan Association.” Following completion of the reorganization, the Association’s legal name became Seneca Savings.

We conduct our business from our main office and two branch offices. All of our banking offices are located in Onondaga County, northwest of Syracuse, New York. Our primary market area currently consists of Onondaga County, New York and the contiguous counties.
Our business consists primarily of taking deposits from the general public and, historically, investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, and, to a lesser extent, commercial real estate loans, home equity lines of credit, commercial and industrial loans, residential construction loans, and consumer loans. Subject to market conditions, we expect to increase our focus on originating commercial real estate loans and commercial and industrial loans in an effort to diversify our overall loan portfolio, increase the overall yield earned on our loans and assist in managing interest rate risk. We plan to sell in the secondary market the majority of the fixed-rate conforming one- to four-family residential real estate loans that we originate with terms of 20 years or greater. We also invest in securities, which have historically consisted primarily of mortgage-backed securities issued by U.S. government sponsored enterprises, municipal securities, corporate bonds and Federal Home Loan Bank (FHLB) of New York stock. We offer a variety of deposit accounts, including demand accounts, NOW accounts, savings accounts, money market accounts and certificate of deposit accounts.
Our executive office is located at 35 Oswego Street, Baldwinsville, New York 13027, and our telephone number at this address is (315) 638-0233. Our website address is www.senecasavings.com. Information on our website is not and should not be considered a part of this annual report.
Market Area
We conduct our business from our main office and two branch offices. All of our banking offices are located in Onondaga County, northwest of Syracuse, New York. Onondaga County, New York represents our primary geographic market area for deposits, while we make loans in Onondaga County and the contiguous counties.
Baldwinsville, New York is a village located in Onondaga County and is 15 miles northwest of Syracuse, New York. Baldwinsville has an estimated population of 7,378 and an estimated median household income of  $41,143. Anheuser-Busch, the world’s largest beer maker, has a plant on a 370-acre site located in Baldwinsville. We view Onondaga County, which is part of the Syracuse, New York Metropolitan Statistical Area and is more populous than the other contiguous counties, as a primary area for growth, particularly for commercial lending and deposit areas. Onondaga county includes a high concentration of office, medical, retail, industrial, mixed use and multi-family real estate buildings and businesses. Other large employers in Onondaga County include Carrier Corporation, Lockheed Martin, Syracuse University, Upstate University Health System and St. Joseph’s Hospital Health Center. There are approximately 11,700 businesses operating in Onondaga County.
Onondaga County’s total population is estimated at 468,463. The unemployment rate at September 30, 2017 for Onondaga County was 4.8%, the same as the State of New York, and higher than 4.1% for the United States. The median household income in Onondaga County was approximately $54,498, which is lower than the New York state median of  $62,909 and the national median household income of  $57,617.
We believe that we have developed products and services that will meet the financial needs of our current and future customer base; however, we plan, and believe it is necessary, to expand the range of products and services that we offer to be more competitive in our market area. Marketing strategies focus on the strength of our knowledge of local consumer and small business markets, as well as expanding relationships with current customers and reaching out to develop new, profitable business relationships. Our close proximity to Syracuse provides us access to a relatively large population for our products and services.
Competition
We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds, insurance companies and credit unions. As of June 30, 2017 (the most recent date for which data is available), our market share of deposits represented 1.28% of Federal Deposit Insurance Corporation-insured deposits in Onondaga County, ranking us 9th in market share of deposits out of 15 institutions operating in the county.
Lending Activities
General.   Our historical principal lending activity has been originating one- to four-family residential real estate loans and, to a lesser extent, commercial real estate loans, commercial and industrial loans, home equity lines of credit, residential construction and consumer loans. More recently, we have sought to increase our commercial real estate and commercial and industrial lending in an effort to diversify our overall loan portfolio, increase the overall yield earned on our loans and assist in managing interest rate risk. Historically, we have not sold a significant amount of loans, but beginning in 2015, we started to regularly sell a portion of our fixed-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio, and to generate fee income.
Our strategic plan continues to focus on residential real estate lending and to gradually increase our commercial lending. We generally retain in our portfolio adjustable-rate or shorter-term fixed-rate residential real estate mortgage loans. Beginning in 2015, we have started regularly selling loans in the secondary market. Loans that we sell into the secondary market consist of long-term (20 years or greater), conforming fixed-rate residential real estate mortgage loans, which we primary sell to the FHLB of New York’s Mortgage Partnership Finance program, and beginning in 2017, to Freddie Mac. These loans are sold without recourse. We generally retain the servicing rights on all conforming fixed-rate residential mortgage loans that we sell. We may experience declines in the residential mortgage loan portfolio during 2018 if interest rates increase. Our commercial lending efforts will focus on the small-to-medium sized business market, targeting borrowers with outstanding loan balances of between $250,000 to $1,000,000. We will focus primarily on commercial real estate loans and on commercial and industrial loans in our market area. As part of the commercial loan strategy, we will seek to use our commercial relationships to grow our commercial transactional deposit accounts.
Loan Portfolio Composition.   The following table sets forth the composition of our loan portfolio, by type of loans at the dates indicated. Loans include loans held for sale of  $0 and $773,000 at December 31, 2017 and 2016, respectively.
	At December 31,
	2017		2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
One- to four-family	$95,697	67.5%	$93,443	70.3%
Home equity loans and lines of credit	7,706	5.4	5,504	4.1
Construction	5,978	4.2	3,091	2.3
Commercial real estate	21,673	15.3	18,879	14.2
Commercial and industrial	8,312	5.9	9,105	6.9
Consumer and other	2,443	1.7	2,907	2.2
Total loans receivable	141,809	100.0%	132,929	100.0%
Deferred loan costs	582		605
Allowance for loan losses	(1,241)		(1,170)
Total loans receivable, net	$141,150		$132,364

Loan Portfolio Maturities.   The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2017. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2018. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One- to four-family	Home equity loans and lines of credit	Residential Construction	Commercial real estate	Commercial and industrial	Consumer and other	Total
	(In thousands)
Due During the Years Ending December 31,
2018	$63	$1	$—	$7	$803	$65	$939
2019	81	10	—	307	362	93	852
2020	410	14	—	—	194	116	734
2021 to 2022	1,031	21	—	62	3,117	450	4,681
2023 to 2027	6,354	174	—	1,011	1,231	464	9,234
2028 to 2032	12,581	804	—	3,134	—	704	17,223
2033 and beyond	75,178	6,682	5,978	17,152	2,605	551	108,146
Total	$95,697	$7,706	$5,978	$21,673	$8,312	$2,443	$141,809

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2017 that are contractually due after December 31, 2018.
	Due After December 31, 2018
	Fixed	Adjustable	Total
	(In thousands)
Residential:
One- to four-family	$90,353	$5,281	$95,634
Home equity loans and lines of credit	585	7,120	7,705
Construction	—	5,978	5,978
Commercial real estate	4,676	16,990	21,666
Commercial and industrial	2,286	5,223	7,509
Consumer and other	2,378	—	2,378
Total	$100,277	$40,592	140,870

One- to Four-Family Residential Real Estate Lending.   Our primary lending activity is the origination of one- to four-family residential real estate mortgage loans. At December 31, 2017, $95.7 million, or 67.5%, of our total loan portfolio consisted of one- to four-family residential real estate mortgage loans. We offer conforming and non-conforming, fixed-rate and adjustable-rate residential real estate mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $424,100. Our adjustable-rate mortgage loans provide an initial fixed interest rate for one, five, seven or ten years and then adjust annually thereafter. They amortize over a period of up to 30 years.
One- to four-family residential real estate mortgage loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed-rate and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which at December 31, 2017 was $424,100 for single-family homes in our market area. Loans that exceed that limit are considered “jumbo loans.” At December 31, 2017, we had only $4.0 million in jumbo loans. For first mortgage loans with loan-to-value ratios in excess of 80%, we require private mortgage insurance. We do not have any loans in our loan portfolio that are considered sub-prime, or Alt-A. At December 31, 2017, we had $6.2 million in non-owner occupied one- to four-family residential real estate mortgage loans.
We currently offer several adjustable-rate mortgage loans secured by residential properties with interest rates that are fixed for an initial period ranging from one year to ten years. After the initial fixed period, the interest rate on adjustable-rate mortgage loans is generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board, subject to periodic and lifetime limitations on interest rate changes. All of our traditional adjustable-rate mortgage loans with initial fixed-rate periods of one, five, seven or ten years have initial and periodic caps of two percentage points on interest rate changes, with a cap of six percentage points for the life of the loan. Many of the borrowers who select these loans have shorter-term credit needs than those who select long-term, fixed-rate mortgage loans. We do not offer “Option ARM” loans, where borrowers can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. At December 31, 2017, we had $5.3 million in adjustable-rate one- to four-family residential real estate mortgage loans.
Adjustable-rate mortgage loans generally present different credit risks than fixed-rate mortgage loans primarily because the underlying debt service payments of the borrowers increase as interest rates increase, thereby increasing the potential for default.
We require title insurance on all of our one- to four-family residential real estate mortgage loans, and we also require that borrowers maintain fire and extended coverage casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. A majority of our residential real estate mortgage loans have a mortgage escrow account from which disbursements are made for real estate taxes and flood insurance. We do not conduct environmental testing on residential real estate mortgage loans unless specific concerns for hazards are identified by the appraiser used in connection with the origination of the loan. If we identify an environmental problem on land that will secure a loan, the environmental hazard must be remediated before the closing of the loan.
Home Equity Lines of Credit.   In addition to traditional one- to four-family residential mortgage loans, we offer home equity lines of credit that are secured by the borrower’s primary or secondary residence. At December 31, 2017 and 2016, we had $7.7 million, or 5.4%, and $5.5 million, or 4.1%, of our total loan portfolio in home equity lines of credit and home equity loans respectively. Unused commitments related to home equity lines of credit at December 31, 2017 and 2016 were, $4.3 million and $3.2 million respectively. Beginning in 2015, we stopped originating home equity loans and have a remaining balance of $586,000 at December 31, 2017.
Home equity lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Home equity lines of credit may be underwritten with a loan-to-value ratio of up to 80% (or 90% if we hold the first mortgage) when combined with the principal balance of the existing first mortgage loan. Our home equity lines of credit are originated with adjustable-rates based on the prime rate of interest and require interest paid monthly with terms of up to 25 years. For the first ten years during the draw period only interest is required to be paid. Home equity lines of credit are generally available in amounts between $50,000 and $150,000.
Home equity lines of credit secured by junior mortgages have greater risk than one- to four-family residential mortgage loans secured by first mortgages. At December 31, 2017, $3.3 million of our home equity loans and lines of credit were in a junior lien position, nearly all of which were second mortgages. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure, after repayment of the senior mortgages, if applicable. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity lines of credit, decreases in real estate values could adversely affect our ability to fully recover the loan balance in the event of a default.
Commercial Real Estate Loans.   In recent years, we have sought to increase our commercial real estate loans. Our commercial real estate loans are secured primarily by office buildings, industrial facilities, retail facilities, motels and other commercial properties, substantially all of which are located in our primary market area. At December 31, 2017, we had $21.7 million in commercial real estate loans, representing 15.3% of our total loan portfolio. This amount included $7.1 million of multi-family residential real estate loans. At December 31, 2017, we had $5.3 million in non-owner occupied commercial real estate loans (excluding multi-family residential real estate loans). At December 31, 2016, our commercial real estate loans had an average balance of  $19.7 million.

We generally originate adjustable-rate commercial real estate loans with maximum terms of up to 25 years. Adjustable-rate commercial real estate loans are tied to the five-year FHLB of New York advance rate plus a margin, subject to an interest rate floor. The maximum loan-to-value ratio of our commercial real estate loans is generally 80% (75% for non-owner occupied). All of our commercial real estate loans are subject to our underwriting procedures and guidelines. At December 31, 2017, our largest commercial real estate loan totaled $1.5 million and was secured by a hotel located in our primary market area. At December 31, 2017, this loan was performing in accordance with its terms.
We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 120% of the monthly debt service and the ratio of the loan amount to the appraised value of the mortgaged property. All commercial real estate loans are generally appraised by outside independent appraisers approved by the board of directors. Personal guarantees are obtained from commercial real estate borrowers.
Loans secured by commercial real estate generally are larger than one- to four-family residential loans and involve greater credit risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate.
Commercial and Industrial Loans.   We make commercial and industrial loans, primarily in our market area, to a variety of professionals, sole proprietorships and small businesses. These loans are generally secured by business assets, and we may support this collateral with junior liens on real property. At December 31, 2017, commercial and industrial loans were $8.3 million, or 5.9% of our total loan portfolio. As part of our relationship- driven focus, we encourage our commercial borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and margin.
Commercial lending products include term loans and revolving lines of credit. Commercial loans and lines of credit are made with either adjustable or fixed rates of interest. Adjustable rates and fixed rates are based on the prime rate as published in The Wall Street Journal, plus a margin. We are focusing our efforts on experienced, growing small- to medium-sized, privately-held companies with solid historical and projected cash flow that operate in our market areas.
When making commercial and industrial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. The debt service coverage ratio (the ratio of net operating income to debt service) must generally be at least 120.0% of the monthly debt service. Commercial and industrial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial and industrial loans are made in amounts of up to 75.0% of the value of the collateral securing the loan, or 90.0% of the value on new equipment purchases. We generally do not make unsecured commercial and industrial loans.
Commercial and industrial loans generally have greater credit risk than residential real estate loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2017, our largest commercial and industrial loan was a $669,000 loan to a specialty welding and fabrication factory. This loan was performing according to its original terms at December 31, 2017.
Residential Construction Loans.   We make construction loans, primarily to individuals for the construction of their primary residences and to contractors and builders of single-family homes. At December 31, 2017, our construction loans totaled $6.0 million, representing 4.2% of our total loan portfolio. At that date, we also had $1.5 million of construction loans in process. At December 31, 2017, all our single-family construction loans were to individuals.
Most of our residential construction loans are interest-only loans that provide for the payment of interest during the construction phase, which is usually up to six months. At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full. Construction loans generally can be made with a maximum loan-to-value ratio of 90% of the estimated appraised market value upon completion of the project. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser and title insurance. We also generally require inspections of the property before disbursements of funds during the term of the construction loan.
At December 31, 2017, our largest construction and land loan was for $467,000, all of which was outstanding. This loan was originated in 2016 and is secured by a one- to four-family residential property. This loan was performing according to its terms at December 31, 2017.
Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the loan.
Consumer Loans.   We offer a limited range of consumer loans, principally to customers residing in our primary market area with other relationships with us and with acceptable credit ratings. Our consumer loans generally consist of loans secured by manufactured homes, deposit accounts, loans on new and used automobiles and unsecured personal loans. At December 31, 2017, consumer and other loans were $2.4 million, or 1.7% of our total loan portfolio. The largest portion of our consumer loan portfolio was manufactured home loans which totaled $1.6 million at December 31, 2017.
Consumer loans may entail greater risk than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as motor vehicles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.
Originations, Purchases and Sales of Loans
Lending activities are conducted by our loan personnel operating at our main and branch office locations. We also obtain referrals from existing or past customers and from real estate brokers, builders and attorneys. All loans that we originate are underwritten pursuant to our policies and procedures, which incorporate Freddie Mac underwriting guidelines to the extent applicable. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. Our loan origination and sales activity may be adversely affected by a rising interest rate environment, which typically results in decreased loan demand.

We generally do not purchase whole loans from third parties. However, from time to time, we may purchase or sell participation interests in loans. We underwrite our participation interest in the loan that we are purchasing according to our own underwriting criteria and procedures. At December 31, 2017, we had $1.5 million of loan participation interests that we purchased, and at that date, we had no loans for which we had sold participation interests.
Historically, we have not sold a significant amount of loans, but beginning in 2015, we started to regularly sell a portion of our fixed-rate one- to four-family residential real estate loans into the secondary market in order to manage the duration and time to repricing of our loan portfolio, and to generate fee income. Loans that we sell into the secondary market consist of long-term (20 years or greater), conforming fixed-rate residential real estate mortgage loans, which we primary sell to the FHLB of New York’s Mortgage Partnership Finance program, and beginning in 2017, to Freddie Mac. These loans are sold without recourse. We generally retain the servicing rights on all conforming fixed-rate residential mortgage loans that we sell. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremediated defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities.
Loan Approval Procedures and Authority
Pursuant to federal law, the aggregate amount of loans that Seneca Savings is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Seneca Savings’ unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At December 31, 2017, based on the 15% limitation, Seneca Savings’ loans-to-one-borrower limit was approximately $2.8 million. Seneca Savings’ internal limit at December 31, 2017 was $1.7 million. On the same date, Seneca Savings had no borrowers with outstanding balances in excess of this amount. At December 31, 2017, our largest loan relationship with one borrower was for $1.5 million, which was secured by a hotel in our primary market area, and the underlying loan was performing in accordance with its terms on that date.
Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower, credit histories that we obtain, and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors as well as internal evaluations, where permitted by regulations. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, bank statements and tax returns.
Residential mortgage loans up to $424,100 (the current conforming loan limit) may be approved by underwriters. Each of our President and Chief Executive Officer, Executive Vice President of Retail Banking, Vice President of Residential Lending and Vice President of Commercial Lending has individual authorization to approve residential loans up to $500,000. Residential loans greater than $500,000 and up to $1,000,000 must be approved by our loan committee while loans over $1,000,000 must be approved by our loan committee and the board of directors. Our loan committee consists of our President and Chief Executive Officer, Executive Vice President of Retail Banking, Executive Vice President and Chief Financial Officer, Vice President of Residential Lending, Vice President of Commercial Lending and two outside board members.
Commercial loans up to $100,000 may be approved by commercial loan officers (including the Executive Vice President of Retail Banking) and up to $200,000 by the Vice President of Commercial Lending. The President and Chief Executive Officer has individual authority to approve a commercial loan up to $250,000. These individuals can combine their authority to approve commercial loans up to $400,000. Our loan committee can approve commercial loans up to $1,000,000 in the aggregate. Commercial loans in excess of  $1,000,000 require the approval of both the loan committee and our board of directors.
We require title insurance on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.

Delinquencies and Asset Quality
Delinquency Procedures.   System-generated late notices are mailed to borrowers after the late payment “grace period,” which is 15 days in the case of all loans secured by residential or commercial real estate and 10 days in the case of commercial and industrial and most consumer loans. A second notice will be mailed to borrowers if the loan remains past due after 30 days, and we attempt to contact the borrower and develop a plan of repayment. By the 90th day of delinquency, we will have our attorneys issue a demand letter. The demand letter will require the borrowers to bring the loan current within 30 days in order to avoid the beginning of foreclosure proceedings for loans secured by real estate. A report of all loans 30 days or more past due is provided to the board of directors monthly.
Loans Past Due and Non-Performing Assets.   Loans are reviewed on a regular basis. Management determines that a loan is impaired or non-performing when it is probable that at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.
When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned. The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense of the current period. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.
A loan is classified as a troubled debt restructuring if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of the principal amount due. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months. At December 31, 2017, we had two commercial real-estate loans considered to be accruing trouble debt restructurings totaling $1.0 million and in 2016, we had no troubled debt restructurings.

Delinquent Loans.   The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.
	Loans Delinquent For
	30 to 59 Days	60 to 89 Days	90 Days and Over	Total
	Amount	Amount	Amount	Amount
	(Dollars in thousands)
At December 31, 2017
Residential:
One- to four-family	$740	$121	$1,177	$2,038
Home equity loans and lines of credit	—	—	—	—
Construction	—	—	—	—
Commercial real estate	247	—	—	247
Commercial and industrial	—	—	—	—
Consumer and other	29	8		37
Total	$1,016	$129	$1,177	$2,322
At December 31, 2016
Residential:
One- to four-family	$2,154	$439	$1,321	$3,914
Home equity loans and lines of credit	—	—	—	—
Construction	—	—	—	—
Commercial real estate	577	—	269	846
Commercial and industrial	110	—	104	214
Consumer and other	132	99	19	250
Total	$2,973	$538	$1,713	$5,224

Total delinquent loans decreased $2.9 million to $2.3 million at December 31, 2017 from $5.2 million at December 31, 2016, due primarily to reductions in one- to four-family residential and commercial real estate delinquent loans. Delinquent loans decreased during the year ended December 31, 2017 due to enhanced collection procedures instituted in the first quarter of 2017, the sale of a $269,000 commercial real estate loan and the transfer of a $182,000 one- to four-family residential loan to real estate owned.
Non-Performing Assets.   The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.
	At December 31,
	2017	2016
	(Dollars in thousands)
Non-accrual loans:
Residential:
One- to four-family	$1,177	$1,321
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial real estate	—	269
Commercial and industrial	—	85
Consumer and other	—	19
Total non-accrual loans	1,177	1,694

	At December 31,
	2017	2016
	(Dollars in thousands)
Accruing loans 90 days or more past due:
Residential:
One- to four-family	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial real estate	—	—
Commercial and industrial	—	19
Consumer and other	—	—
Total accruing loans 90 days or more past due	—	19
Total non-performing loans	1,177	1,713
Real estate owned	—	23
Other non-performing assets	—	—
Total non-performing assets	$1,177	$1,736
Total accruing troubled debt restructured loans	$1,020	$—
Ratios:
Total non-performing loans to total loans	0.83%	1.28%
Total non-performing loans to total assets	0.67%	1.06%
Total non-performing assets to total assets	0.67%	1.07%
For the year ended December 31, 2017, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $61,000. No interest income was recognized on such loans for the year ended December 31, 2017.
Classified Assets.   Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of the Comptroller of the Currency to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.
When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports with the Office of the Comptroller of the Currency and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.
The following table sets forth our amounts of classified assets and assets designated as special mention as of December 31, 2017 and 2016. The classified assets total at December 31, 2017 includes no non-performing loans.
	At December 31,
	2017	2016
	(In thousands)
Classification of Assets:
Substandard	$1,979	$1,252
Doubtful	—	—
Loss	—	—
Total Classified Assets	$1,979	$1,252
Special Mention	$77	$403
Total Classified and Criticized Assets	$2,056	$1,655

Allowance for Loan Losses
We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America.
The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is generally established when the collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management considers the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures.
We periodically evaluate the carrying value of loans and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. As an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in the process for establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.
The following table sets forth activity in our allowance for loan losses for the years indicated.
	At or For the Years Ended December 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of year	$1,170	$1,218
Charge-offs:
Residential:
One- to four-family	52	143
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial real estate	12	—
Commercial and industrial	61	153
Consumer and other	—	—
Total charge-offs	125	296
Recoveries:
Residential:
One- to four-family	13	1
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial real estate	—	—
Commercial and industrial	3	—
Consumer and other	—	—
Total recoveries	16	1
Net charge-offs	109	295
Provision for loan losses	180	247
Balance at end of year	$1,241	$1,170
Ratios:
Net charge-offs to average loans outstanding	0.08%	0.25%
Allowance for loan losses to non-performing loans at end of year	105.44%	68.31%
Allowance for loan losses to total loans at end of year	0.88%	0.88%

Allocation of Allowance for Loan Losses.   The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.
	At December 31,
	2017			2016
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential:
One- to four-family	646	52.1%	67.5%	701	60.0%	70.3%
Home equity loans and lines of credit	44	3.5	5.4	33	2.8	4.1
Construction	19	1.5	4.2	12	1.0	2.3
Commercial real estate	161	13.0	15.3	116	9.9	14.2
Commercial and industrial	116	9.4	5.9	180	15.4	6.9
Consumer and other	5	0.4	1.7	5	0.4	2.2
Total allocated allowance	991	79.9	100.0	1,047	89.5	100.0
Unallocated allowance	250	20.1	—	123	10.5	—
Total allowance for loan losses	$1,241	100.0%	100.0%	$1,170	100.0%	100.0%

Investment Activities
General.   Our board of directors is responsible for approving and overseeing our investment policy. The investment policy is reviewed at least annually by management and any changes to the policy are recommended to the board of directors and are subject to its approval. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns and consistency with our interest rate risk management strategy. Our asset/liability management committee, which consists of our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, Executive Vice President of Retail Banking, Vice President of Commercial Lending and two board members, oversees our investing activities and strategies. All transactions are formally reviewed by the board of directors at least monthly.
Our current investment policy authorizes us to invest in debt securities issued by the U.S. government and its agencies or government sponsored enterprises. The policy also permits investments in mortgage-backed securities, including pass-through securities, issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, as well as investments in federal funds and deposits in other insured institutions. In addition, management is authorized to invest in investment grade state and municipal obligations and corporate debt obligations within regulatory parameters. We do not engage in any investment hedging activities or trading activities, nor do we purchase any high-risk mortgage derivative products, corporate junk bonds, and certain types of structured notes.
Debt and equity securities investment accounting guidance requires that, at the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our ability and intent. At all dates below, we have only securities available for sale portfolio which is reported at fair value.

The following table sets forth the amortized cost and fair value of our securities portfolio (excluding FHLB of New York common stock) at the dates indicated.
	At December 31,
	2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Municipal securities	$9,157	$9,038	$10,903	$10,592
Mortgage-backed securities	1,821	1,802	—	—
Collateralized mortgage obligations	8,557	8,414	7,839	7,736
Corporate securities	2,823	2,843	802	807
U.S. government and agency securities	—	—	320	315
Total securities available for sale	$22,358	$22,097	$19,864	$19,450

Portfolio Maturities and Yields.   The composition and maturities of the available-for-sale securities portfolio at December 31, 2017 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All of our securities at this date were held as available-for-sale.
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Municipal securities	$—	—%	$783	1.78%	$3,700	2.53%	$4,674	2.89%	$9,157	$9,038	2.65%
Mortgage-backed securities	—	—%	975	1.88%	—	—%	846	2.13%	1,821	1,802	1.96%
Collateralized mortgage obligations	—	—%	226	1.30%	—	—%	8,331	2.13%	8,557	8,414	2.11%
Corporate securities	—	—%	—	—%	2,823	2.41%	—	—%	2,823	2,843	2.41%
Total securities available for sale	$—	—%	$1,984	1.77%	$6,523	2.48%	$13,851	2.39%	$22,358	$22,097	2.36%

Sources of Funds
General.   Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily FHLB of New York advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.
Deposits.   Our deposits are generated primarily from our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, savings accounts, money market accounts and certificates of deposit and retirement accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At December 31, 2017, we had $8.3 million in brokered deposits, all of which were CDARS deposits.
Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We rely upon personalized customer service, long-standing relationships with customers, and the favorable reputation of Seneca Savings in the community to attract and retain deposits. We also seek to obtain deposits from our commercial loan customers.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.
The following table sets forth the distribution of our average total deposit accounts, by account type, for the years indicated.
	For the Years Ended December 31,
	2017			2016
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
NOW accounts	$11,944	9.0%	0.15%	$9,405	8.1%	0.15%
Regular savings and demand club accounts	22,888	17.1	0.06%	23,222	20.1	0.05%
Money market accounts	13,822	10.4	0.56%	13,087	11.3	0.59%
Certificates of deposit and retirement accounts	69,553	52.1	1.26%	54,514	47.1	1.05%
Non-interest-bearing deposits	15,228	11.4	—%	15,472	13.4	—%
Total deposits	$133,435	100.0%	0.74%	$115,700	100.0%	0.58%

As of December 31, 2017, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $41.4 million. The following table sets forth the maturity of those certificates as of December 31, 2017.
At December 31, 2017
(In thousands)
Three months or less	$7,665
Over three months through six months	16,495
Over six months through one year	9,378
Over one year to three years	3,426
Over three years	4,472
Total	$41,436

Borrowings.   Our borrowings consist of advances from the FHLB of New York. At December 31, 2017, we had the ability to borrow approximately $76.6 million under our credit facilities with the FHLB of New York, of which $24.5 million was advanced. Borrowings from the FHLB of New York are secured by our investment in the common stock of the FHLB of New York as well as by a blanket pledge of our mortgage portfolio not otherwise pledged.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the years shown:
	At or For the Years Ended December 31,
	2017	2016
	(Dollars in thousands)
Balance at end of year	$24,500	$28,000
Average balance during year	$24,045	$20,780
Maximum outstanding at any month end	$29,300	$28,000
Weighted average interest rate at end of year	2.06%	1.50%
Average interest rate during year	1.88%	1.54%
Financial Services Activities and Subsidiary
Financial Quest, a division of Seneca Savings, offers asset management, financial planning, insurance, annuities and other financial products in partnership with Cetera Financial Services, a registered broker dealer. We have dedicated investment representatives who evaluate the needs of clients to determine suitable investment and insurance solutions to meet their short and long-term wealth management goals. At December 31, 2017, we had $50.8 million of assets held under management. Seneca Savings Agency Services, Inc., our subsidiary, collects fee income on fixed annuities and life insurance from legacy relationships. We are not actively using this subsidiary to generate new business.
Personnel
As of December 31, 2017, we had 38 full-time employees and 3 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

TAXATION
Seneca Savings, Seneca Financial MHC and Seneca Financial Corp. are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize material income tax matters and is not a comprehensive description of the tax rules applicable to Seneca Financial MHC, Seneca Financial Corp. and Seneca Savings.
Our federal and state tax returns have not been audited for the past five years.
Federal Taxation
Method of Accounting.   For federal income tax purposes, Seneca Savings currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns. Seneca Financial Corp. and Seneca Savings will file a consolidated federal income tax return. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for income taxes on bad debt reserves by savings institutions. For taxable years beginning after 1995, Seneca Savings has been subject to the same bad debt reserve rules as commercial banks. It currently utilizes the specific charge-off method under Section 582(a) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).
Minimum Tax.   The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2017, Seneca Savings does not have tax credit carryforwards to utilize in the future.
Net Operating Loss Carryovers.   Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2017, Seneca Savings had a $109,108 of federal net operating loss carryforwards.
Capital Loss Carryovers.    A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2017, Seneca Savings had no capital loss carryovers.
Corporate Dividends.   Seneca Financial Corp. may generally exclude from its income 100% of dividends received from Seneca Savings as a member of the same affiliated group of corporations.
State Taxation
New York State Taxation.   Effective January 1, 2015, banking corporations are taxed under the New York State General Business Corporation Franchise Tax provisions. The New York State tax rate on “entire net income” has been reduced from 7.1% to 6.5% effective January 1, 2016, and various modifications are available to community banks (defined as banks with less than $8 billion in average total assets) regarding deductions associated with interest income.

SUPERVISION AND REGULATION
General
As a federal savings association, Seneca Savings is subject to examination and regulation by the Office of the Comptroller of the Currency, and is also subject to examination by the Federal Deposit Insurance Corporation. The federal system of regulation and supervision establishes a comprehensive framework of activities in which Seneca Savings may engage and is intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation’s Deposit Insurance Fund. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors, and not for the protection of security holders. Seneca Savings also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the 11 regional banks in the Federal Home Loan Bank System.
Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Seneca Savings or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.
In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.
As a savings and loan holding company, Seneca Financial Corp. is required to comply with the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board. Seneca Financial Corp. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.
Any change in applicable laws or regulations, whether by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve Board, the Securities and Exchange Commission or Congress, could have a material adverse impact on the operations and financial performance of Seneca Financial Corp. and Seneca Savings.
Set forth below is a brief description of material regulatory requirements that are or will be applicable to Seneca Savings and Seneca Financial Corp. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Seneca Savings and Seneca Financial Corp.
Dodd-Frank Act
The Dodd-Frank Act made significant changes to the regulatory structure for depository institutions and their holding companies. However, the Dodd-Frank Act’s changes go well beyond that and affect the lending, investments and other operations of all depository institutions. The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for both bank holding companies and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital for holding companies were restricted to capital instruments that were then currently considered to be Tier 1 capital for insured depository institutions. Subsequent regulations issued by the Federal Reserve Board generally exempted from these requirements bank and savings and loan holding companies of less than $1 billion of consolidated assets. The legislation also established a floor for capital of insured depository institutions, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.
The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Seneca Savings, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets continue to be examined for compliance by their applicable bank regulators. The new legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.
The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank and savings and loan holding company executives, regardless of whether the company is publicly traded. Further, the legislation required that originators of securitized loans retain a percentage of the risk for transferred loans, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage originations.
The Dodd-Frank Act has resulted in, may continue to result in, an increased regulatory burden and increased compliance, operating and interest expense for Seneca Savings. However, in February 2017, the President issued an executive order that a policy of his administration would be making regulation efficient, effective, and appropriately tailored, and directed certain regulatory agencies to review and identify laws and regulations that inhibit federal regulation of the U.S. financial system in a manner consistent with the policies stated in the executive order. Any changes in laws or regulation as a result of this review could result in a repeal, amendment to or delayed implementation of the Dodd-Frank Act.
Federal Banking Regulation
Business Activities.   A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, Seneca Savings may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Dodd-Frank Act authorized, for the first time, the payment of interest on commercial checking accounts. Seneca Savings may also establish, subject to specified investment limits, service corporation subsidiaries that may engage in certain activities not otherwise permissible for Seneca Savings, including real estate investment and securities and insurance brokerage.
Examinations and Assessments.   Seneca Savings is primarily supervised by the Office of the Comptroller of the Currency. Seneca Savings is required to file reports with and is subject to periodic examination by the Office of the Comptroller of the Currency. Seneca Savings is required to pay assessments to the Office of the Comptroller of the Currency to fund the agency’s operations.
Capital Requirements.   Federal regulations require FDIC-insured depository institutions, including federal savings associations, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets and a Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. The regulations also establish a minimum required leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”) such as Seneca Savings, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, an institution’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on the risk deemed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.
At December 31, 2017, Seneca Savings’ capital exceeded all applicable requirements.
Loans-to-One Borrower.    Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2017, Seneca Savings was in compliance with the loans-to-one borrower limitations.
Standards for Safety and Soundness.   Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.
Prompt Corrective Action.   Under the federal Prompt Corrective Action statute, the Office of the Comptroller of the Currency is required to take supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital. An institution that has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 ratio of less than 4.5% or a leverage ratio of less than 4% is considered to be “undercapitalized.” A savings institution that has total risk-based capital of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.” A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.”
Generally, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator for a federal savings association that becomes “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date that a federal savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of a federal savings association that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5.0% of the savings association’s assets at the time it was deemed to be undercapitalized by the Office of the Comptroller of the Currency or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the Office of the Comptroller of the Currency notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as restrictions on capital distributions and asset growth. The Office of the Comptroller of the Currency may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.
At December 31, 2017, Seneca Savings met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%
Qualified Thrift Lender Test.    As a federal savings association, Seneca Savings must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Seneca Savings must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of every 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.
Alternatively, Seneca Savings may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.
A savings association that fails the QTL test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2017, Seneca Savings satisfied the QTL test.
Capital Distributions.    Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account. A federal savings association must file an application with the Office of the Comptroller of the Currency for approval of a capital distribution if:
•
the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•
the savings association would not be at least adequately capitalized following the distribution;

•
the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

•
the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as Seneca Savings, must file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend.
An application or notice related to a capital distribution may be disapproved if:
•
the federal savings association would be undercapitalized following the distribution;

•
the proposed capital distribution raises safety and soundness concerns; or

•
the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement.
Community Reinvestment Act and Fair Lending Laws.   All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, the Office of the Comptroller of the Currency is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice.
The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. Seneca Savings received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.
Transactions with Related Parties.   A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as Seneca Savings. Seneca Financial Corp. will be an affiliate of Seneca Savings because of its control of Seneca Savings. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.
Seneca Savings’ authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:
•
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•
not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Seneca Savings’ capital.

In addition, extensions of credit in excess of certain limits must be approved by Seneca Savings’ board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.
Enforcement.   The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution to the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.
Insurance of Deposit Accounts.   The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as Seneca Savings. Deposit accounts in Seneca Savings are insured by the FDIC generally up to a maximum of  $250,000 per separately insured depositor and up to a maximum of  $250,000 for self-directed retirement accounts.
The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. Under the FDIC’s risk-based assessment system, insured institutions were assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s rate depended upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay lower FDIC assessments.
Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories. Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for most banks and savings associations to 1.5 basis points to 30 basis points.
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2017, the annualized FICO assessment was equal to 6.52 basis points of total assets less tangible capital.
The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Seneca Savings. Seneca Savings cannot predict what assessment rates will be in the future.
Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.
Federal Home Loan Bank System.   Seneca Savings is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of New York, Seneca Savings is required to acquire and hold shares of capital stock in the FHLB of New York. As of December 31, 2017, Seneca Savings was in compliance with this requirement. While Seneca Savings’ ability to borrow from the FHLB of New York provides an additional source of liquidity, Seneca Savings has historically not used FHLB of New York advances to fund its operations.

Other Regulations
Interest and other charges collected or contracted for by Seneca Savings are subject to state usury laws and federal laws concerning interest rates. Seneca Savings’ operations are also subject to federal laws applicable to credit transactions, such as the:
•
Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•
Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•
Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•
Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•
Truth in Savings Act; and

•
rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Seneca Savings also are subject to the:
•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•
The USA PATRIOT Act, which requires savings associations to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation
General.   Seneca Financial Corp. and Seneca Financial MHC are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Seneca Financial Corp. and Seneca Financial MHC are registered with the Federal Reserve Board and subject to the regulation, examination, supervision and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over Seneca Financial Corp., Seneca Financial MHC and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Permissible Activities.   Under present law, the business activities of Seneca Financial Corp. and Seneca Financial MHC are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met and financial holding company status is elected, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations. Seneca Financial Corp. and Seneca Financial MHC have not elected financial holding company status.
Federal law prohibits a savings and loan holding company, including Seneca Financial Corp. and Seneca Financial MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company, without prior Federal Reserve Board approval. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board considers factors such as the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.
The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:
•
the approval of interstate supervisory acquisitions by savings and loan holding companies; and

•
the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

Capital.   Savings and loan holding companies have historically not been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act required the Federal Reserve Board to establish for all bank and savings and loan holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. However, pursuant to legislation passed in December 2014, the Federal Reserve Board extended to savings and loan holding companies the applicability of the “Small Bank Holding Company” exception to its consolidated capital requirements and increased the threshold for the exception from $500 million of assets to $1.0 billion, effective May 15, 2015. As a result, savings and loan holding companies with less than $1.0 billion in consolidated assets are generally not subject to the capital requirements unless otherwise advised by the Federal Reserve Board.
Source of Strength.   The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all savings and loan holding companies serve as a source of strength to their subsidiary depository institutions.
Dividends and Stock Repurchases.   The Federal Reserve Board has issued a policy statement regarding the payment of dividends by holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with Federal Reserve Bank staff concerning dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings association becomes undercapitalized. The regulatory guidance also states that a savings and loan holding company should inform Federal Reserve Bank supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Seneca Financial Corp. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Waivers of Dividends by Seneca Financial MHC.   Seneca Financial Corp. may pay dividends on its common stock to public stockholders. If it does, it is also required to pay dividends to Seneca Financial MHC, unless Seneca Financial MHC elects to waive the receipt of dividends. Under the Dodd-Frank Act, Seneca Financial MHC must receive the approval of the Federal Reserve Board before it may waive the receipt of any dividends from Seneca Financial Corp. The Federal Reserve Board has issued an interim final rule providing that it will not object to dividend waivers under certain circumstances, including circumstances where the waiver is not detrimental to the safe and sound operation of the savings association and a majority of the mutual holding company’s members have approved the waiver of dividends by the mutual holding company within the previous twelve months. In addition, for a “non-grandfathered” mutual holding company such as Seneca Financial MHC, each officer or director of Seneca Financial Corp. and Seneca Savings, and any tax-qualified stock benefit plan or non-tax-qualified stock benefit plan in which such individual participates that holds any shares of stock to which the waiver would apply, must waive the right to receive any such dividend declared. In addition, any dividends waived by Seneca Financial MHC must be considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form.
Conversion of Seneca Financial, MHC to Stock Form.   Federal Reserve Board regulations permit Seneca Financial MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction, a new stock holding company would be formed as the successor to Seneca Financial Corp. (the “New Holding Company”), Seneca Financial MHC’s corporate existence would end, and certain depositors and borrowers of Seneca Savings would receive the right to subscribe for shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Seneca Financial MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Seneca Financial Corp. immediately prior to the Conversion Transaction. The total number of shares of common stock held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction. Any Conversion Transaction would be subject to approvals by Minority Stockholders and members of Seneca Financial MHC. Minority Stockholders will not be able to force a Conversion Transaction without the consent of Seneca Financial MHC since such transaction also requires, under federal corporate law, the approval of a majority of all of the outstanding voting stock, which can only be achieved if Seneca Financial MHC voted to approve such transaction.
Acquisition.   Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.
Federal Securities Laws
Seneca Financial Corp. common stock is registered with the Securities and Exchange Commission. Seneca Financial Corp. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.
The registration under the Securities Act of 1933 of shares of common stock issued in Seneca Financial Corp.’s public offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of Seneca Financial Corp. may be resold without registration.

Shares purchased by an affiliate of Seneca Financial Corp. are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Seneca Financial Corp. meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Seneca Financial Corp. that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Seneca Financial Corp., or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, Seneca Financial Corp. may permit affiliates to have their shares registered for sale under the Securities Act of 1933.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.
Emerging Growth Company Status
Seneca Financial Corp. is an emerging growth company under the JOBS Act. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of our initial stock offering, (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.07 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We expect to lose our status as an emerging growth company in April 2022, five years after the completion of our stock offering.
An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, Seneca Financial Corp. will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally a company with less than $75 million of voting and non-voting common equity held by non-affiliates). Finally, an emerging growth company may elect to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the company is first required to file a registration statement. Seneca Financial Corp. has elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.
ITEM 1A.
Risk Factors

Not applicable, as Seneca Financial Corp. is a “smaller reporting company.”
ITEM 1B.
Unresolved Staff Comments

None.

ITEM 2.
Properties

As of December 31, 2017, the net book value of our office properties was $2.1 million, and the net book value of our furniture, fixtures and equipment was $541,000. The following table sets forth information regarding our offices.
Location	Leased or Owned	Year Acquired	Net Book Value of Real Property
Main Office:
35 Oswego Street Baldwinsville, New York 13027	Owned	1964	$727
Other Properties:
Liverpool Branch 7799 Oswego Road Liverpool, New York 13089	Owned	2015	1,005
North Syracuse Branch 201 North Main Street North Syracuse, New York 13212	Owned	1973	894
We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.
ITEM 3.
Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2017, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.
ITEM 4.
Mine Safety Disclosures

Not applicable.

PART II
ITEM 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Pink Marketplace operated by OTC Markets Group under the symbol “SNNF.” As of March 15, 2018, we had 169 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 1,978,923 shares of common stock outstanding. Market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The following table sets forth market price information for our common stock in 2017 beginning with the completion of our stock offering. We did not declare a dividend for any of the periods listed.
	Price Per Share
2017	High	Low
Quarter ended December 31 (beginning October 12)	$11.80	$8.70
The payment and amount of any dividend payments will be subject to statutory and regulatory limitations, and will depend upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; our other uses of funds for the long-term value of stockholders; tax considerations; the Federal Reserve Board’s current regulations restricting the waiver of dividends by mutual holding companies; and general economic conditions.
The Federal Reserve Board has issued a policy statement providing that dividends should be paid only out of current earnings and only if our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition. Regulatory guidance also provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate or earnings retention is inconsistent with its capital needs and overall financial condition. In addition, Seneca Savings’ ability to pay dividends will be limited if it does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future. Special cash dividends, stock dividends or returns of capital, to the extent permitted by regulations and policies of the Federal Reserve Board and the Office of the Comptroller of the Currency, may be paid in addition to, or in lieu of, regular cash dividends.
If Seneca Financial Corp. pays dividends to its stockholders, it will likely pay dividends to Seneca Financial MHC. The Federal Reserve Board’s current regulations significantly restrict the ability of mutual holding companies organized after December 1, 2009 to waive dividends declared by their subsidiaries. Accordingly, we do not currently anticipate that Seneca Financial MHC will waive dividends paid by Seneca Financial Corp.
There were no sales of unregistered securities or repurchases of shares of common stock during the quarter ended December 31, 2017.

ITEM 6.
Selected Financial Data

The summary information presented below at each date or for each of the periods presented is derived in part from the audited consolidated financial statements of Seneca Financial Corp. and Seneca Savings. The financial condition data at December 31, 2017 and 2016, and the operating data for the years ended December 31, 2017 and 2016 were derived from the audited consolidated financial statements of Seneca Financial Corp. included elsewhere in this annual report. The information at and for the year ended December 31, 2015 was derived in part from audited consolidated financial statements that are not included in this annual report. The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes included in this annual report.
	At December 31,
	2017	2016	2015
	(In thousands)
Selected Financial Condition Data:
Total assets	$176,174	$161,411	$137,359
Cash and due from banks	4,375	1,762	4,045
Available-for-sale securities	22,097	19,450	22,664
Loans, net	141,150	132,364	105,257
FHLB stock, at cost	2,340	2,090	1,247
Total liabilities	157,772	150,631	127,263
Deposits	129,596	119,542	108,672
FHLB advances and borrowings	24,500	28,000	15,500
Total equity	18,402	10,780	10,096
	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Selected Data:
Interest income	$6,828	$5,844	$5,167
Interest expense	1,437	992	681
Net interest income	5,391	4,852	4,486
Provision for loan losses	180	247	8
Net interest income after provision for loan losses	5,211	4,605	4,478
Non-interest income	626	794	723
Non-interest expense	5,049	4,808	4,783
Earnings before provision for income taxes	788	591	418
Provision for income taxes	264	64	22
Net income	$524	$527	$396
Earnings per common share	$0.28	N/A	N/A

	At or For the Years Ended December 31,
	2017	2016	2015
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.31%	0.35%	0.30%
Return on average equity	4.14%	5.19%	4.14%
Interest rate spread(1)	3.17%	3.30%	3.42%
Net interest margin(2)	3.30%	3.42%	3.51%
Efficiency ratio(3)	83.91%	85.16%	91.82%
Non-interest expense to average total assets	2.96%	3.26%	3.64%
Average interest-earning assets to average interest-bearing liabilities	115%	117%	119%
Asset Quality Ratios:
Non-performing assets as a percent of total assets	0.67%	1.07%	1.35%
Non-performing loans as a percent of total loans	0.83%	1.28%	1.76%
Allowance for loan losses as a percent of non-performing loans	105.44%	68.31%	71.94%
Allowance for loan losses as a percent of total loans	0.88%	0.88%	1.15%
Net charge-offs to average outstanding loans during the period	0.08%	0.25%	—%
Capital Ratios(4):
Common equity tier 1 capital (to risk weighted assets)	17.39%	14.32%	16.72%
Tier 1 leverage (core) capital (to adjusted tangible assets)	10.70%	8.65%	9.67%
Tier 1 risk-based capital (to risk weighted assets)	17.39%	14.32%	16.72%
Total risk-based capital (to risk weighted assets)	18.53%	15.56%	17.98%
Average equity to average total assets	7.42%	6.88%	7.28%
Other Data:
Number of full service offices	3	3	3
Number of full-time equivalent employees	40	40	39

(1)
Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.

(2)
The net interest margin represents net interest income as a percent of average interest-earning assets for the year.

(3)
The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

(4)
Capital ratios are for Seneca Savings.

ITEM 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the consolidated financial statements, which appear elsewhere in this annual report. You should read the information in this section in conjunction with the other business and financial information provided in this annual report.
Overview
Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets (primarily cash and due from banks), and the interest we pay on our interest-bearing liabilities, consisting primarily of demand accounts, NOW accounts, savings accounts, money market accounts, certificate of deposit accounts and borrowings. Our results of operations also are affected by non-interest income, our provision for loan losses and non-interest expense. Non-interest income consists primarily of fee income and service charges, income from our financial services division, earnings on bank owned life insurance, realized gains on sales of loans and securities and other income. Non-interest expenses consist primarily of compensation and employee benefits, core processing, premises and equipment, professional fees, postage and office supplies, FDIC premiums, advertising and other expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities. For the year ended December 31, 2017, we had net income of  $524,000 compared to net income of  $527,000 for the year ended December 31, 2016. The year over year $3,000 decrease in net income was primarily attributable to an increase in professional fees of  $208,000 due to audit expenses incurred to prepare for our initial public offering and ongoing legal and accounting expenses of becoming a public company and an increase in the provision for income taxes of  $200,000 related to the revaluation of our deferred tax assets as a result of the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017, offset by a $606,000 increase in net interest income.
At December 31, 2017, we had $176.2 million in consolidated assets, an increase of  $14.8 million, or 9.1%, from $161.4 million at December 31, 2016. During 2017, we continued to focus on loan production, particularly with respect to residential mortgage loans as well as commercial real estate loans.
Business Strategy
We intend to operate as a well-capitalized and profitable community bank dedicated to providing exceptional personal service to our individual and business customers. We believe that we have a competitive advantage in the markets we serve because of our knowledge of the local marketplace and our long-standing history of providing superior, relationship-based customer service. Our current executive management team is comprised of individuals with strong banking backgrounds who have joined Seneca Savings since 2013. In October 2013, we appointed Joseph G. Vitale as our President and Chief Executive Officer. Shortly thereafter, we hired Vincent J. Fazio as Executive Vice President and Chief Financial Officer. In December 2014, we hired George J. Sageer, and in December 2015, appointed him as Executive Vice President, Director of Retail Banking. The new management team has significant banking experience with our top three executives each having approximately 20 years or more of banking experience. The management team has worked to revise our business strategy and position Seneca Savings for future growth and profitability.
Our current business strategy consists of the following:
•
Continuing to emphasize one- to four-family residential mortgage loans while selling the majority of our newly originated longer-term, fixed-rate residential loans.   We have been and will continue to be a significant one- to four-family residential mortgage lender to borrowers in our market area. As of December 31, 2017, $95.7 million, or 67.5%, of our total assets consisted of one- to four-family residential mortgage loans. We historically have held all of our loan originations, including our fixed-rate one- to four-family residential mortgage loans, in our loan portfolio. However, beginning in 2015, we started regularly selling loans in the secondary market. Loans that we sell into the secondary market consist of long-term (20 years or greater), conforming fixed-rate residential real estate mortgage loans, which we primarily sell to the FHLB of New York’s Mortgage Partnership Finance program, and beginning in 2017, to Freddie Mac. We intend to increase the amount of sales of longer-term fixed-rate one- to four-family residential mortgage loans into the secondary market and retain the shorter-term one- to four-family residential mortgage loans in our portfolio.
•
Increasing commercial real estate and commercial and industrial lending.   In order to increase the yield on our loan portfolio and reduce the term to repricing, our new management team began to increase our commercial real estate and commercial and industrial loan portfolios while maintaining what we believe are conservative underwriting standards. We focus our commercial lending to small businesses located in our market area, targeting owner-occupied businesses such as manufacturers and professional service providers. Our commercial real estate portfolio has grown from $18.9 million at December 31, 2016 to $21.7 million at December 31, 2017. Our commercial and industrial loan portfolio has declined slightly from $9.1 million December 31, 2016 to $8.3 million at December 31, 2017. The additional capital raised in our initial public offering will further increase our commercial lending capacity by enabling us to originate more loans that we intend to retain in our portfolio and we are actively looking to add a commercial lender in 2018.

•
Increasing our lower-cost core deposits.   NOW, Demand, savings and money market accounts are a lower cost source of funds than time deposits, and we have made a concerted effort to increase these lower-cost transaction deposit accounts. For instance, we partnered with Haberfeld and Associates to increase the number of retail checking accounts. We plan to continue to market our core transaction accounts, emphasizing our high-quality service and competitive pricing of these products. We also offer the convenience of technology-based products, such as mobile deposit capture, bill pay, card valet, internet and mobile banking. We have become a participating bank with ZRent, a leading vendor of rent payment technology, to create a free deposit account which will provide rent payment technology to our landlord and property management clients.

•
Managing credit risk to maintain a low level of non-performing assets.   We believe strong asset quality is a key to our long-term financial success. Our strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring. Our non-performing assets to total assets ratio was 0.67% at December 31, 2017 compared to 1.07% at December 31, 2016. The majority of our non-performing assets have historically related to one- to four-family residential real estate loans. At December 31, 2017, we had no non-performing commercial loans.

•
Offering a wide selection of non-deposit investment products and services.   Financial Quest, a division of Seneca Savings, offers asset management, financial planning, annuities, insurance and other financial products. We have dedicated investment representatives who evaluate the needs of clients to determine suitable investment and insurance solutions to meet their short and long-term wealth management goals. We intend to continue to grow this part of our business following the stock offering to increase our non-interest income. At December 31, 2017, we grew our assets under management from $36.4 million at December 31, 2016 to $50.8 million at December 31, 2017.

•
Growing organically and through opportunistic branch acquisitions.   We expect to consider both organic growth as well as acquisition opportunities that we believe would enhance the value of our franchise and yield potential financial benefits for our stockholders. We expect to focus our growth in Onondaga County with specific considerations to optimizing our scale. We will consider expanding our branch network through the opening of additional branches or the acquisition of branches if the right opportunity occurs. The capital we are raising in the offering may also help fund improvements in our operating facilities and customer delivery services in order to enhance our competitiveness.

Summary of Significant Accounting Policies
The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be significant accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.
On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company”, we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our consolidated financial statements may not be comparable to companies that comply with such new or revised accounting standards.
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
The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revision as more information becomes available.
The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified impaired, an allowance is established when the discounted cash flows or collateral value of the impaired loan are lower than the carrying value of that loan.
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

•
National, regional and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans;

•
Nature and volume of the portfolio and terms of the loans;

•
Experience, ability and depth of the lending management and staff;

•
Volume and severity of past due, classified and non-accrual loans, as well as other loan modifications; and

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
Income Taxes.   Income taxes are provided for the tax effects of certain transactions reported in the consolidated financial statements. Income taxes consist of taxes currently due plus deferred taxes related primarily to temporary differences between the financial reporting and income tax basis of the allowance for loan losses, premises and equipment, certain state tax credits, and deferred loan origination costs. The deferred tax assets and liabilities represent the future tax return consequences of the temporary differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Tax Act was signed into law in December 2017 which reduced the corporate federal statutory tax rate from 34% to 21%. U.S. GAAP requires the impact of the Tax Act to be accounted for in the period of enactment. As such, Seneca Financial Corp. was required to write down the value of its net deferred tax asset as of December 31, 2017 to reflect the reduction in the corporate tax rate for future periods.
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
Pension Plans.   Seneca Savings sponsors a qualified defined benefit pension plan. The qualified defined benefit pension plan is funded with trust assets invested in a diversified portfolio of debt and equity securities. Accounting for pensions involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, we make extensive use of assumptions about inflation, investment returns, mortality, turnover, and discount rates. We have established a process by which management reviews and selects these assumptions annually. Among other factors, changes in interest rates, investment returns and the market value of plan assets can (i) affect the level of plan funding; (ii) cause volatility in the net periodic pension cost; and (iii) increase our future contribution requirements. A significant decrease in investment returns or the market value of plan assets or a significant decrease in interest rates could increase our net periodic pension costs and adversely affect our results of operations. A significant increase in our contribution requirements with respect to our qualified defined benefit pension plan could have an adverse impact on our cash flow. Changes in the key actuarial plan assumptions would impact net periodic benefit expense and the projected benefit obligation for our defined benefit pension plan. See Note 10 to the Consolidated Financial Statements, “Employee Benefit Plans,” for information on this plan and the assumptions used.

Average balances and yields.   The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.
	For the Year Ended December 31,
	2017			2016
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$138,185	$6,284	4.55%	$119,313	$5,457	4.57%
Available-for-sale securities	21,453	407	1.90	19,880	310	1.56
FHLB Stock	2,126	116	5.46	1,635	72	4.40
Other interest-earning assets	1,687	21	1.24	1,161	5	0.43
Total interest-earning assets	163,451	6,828	4.18	141,989	5,844	4.12
Non-interest-earning assets	7,258			5,432
Total assets	$170,709			$147,421
Interest-bearing liabilities:
NOW accounts	$11,944	18	0.15	$9,405	14	0.15
Regular savings and demand club accounts	22,888	14	0.06	23,222	12	0.05
Money market accounts	13,822	78	0.56	13,087	77	0.59
Certificates of deposit and retirement accounts	69,553	876	1.26	54,514	570	1.05
Total interest-bearing deposits	118,207	986	0.83	100,228	673	0.67
FHLB borrowings	24,045	451	1.88	20,780	319	1.54
Total interest-bearing liabilities	142,252	1,437	1.01%	121,008	992	0.82%
Non-interest-bearing deposits	15,228			15,472
Other non-interest-bearing liabilities	559			793
Total liabilities	158,039			137,273
Equity	12,670			10,148
Total liabilities and equity	$170,709			$147,421
Net interest income		$5,391			$4,852
Net interest rate spread(2)			3.17%			3.30%
Net interest-earning assets(3)	$21,199			$20,981
Net interest margin(4)			3.30%			3.42%
Average interest-earning assets to average interest-bearing liabilities	115%			117%

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

Rate/Volume Analysis
The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.
	Years Ended December 31, 2017 vs. 2016
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans(1)	$863	$(36)	$827
Available-for-sale securities	25	72	97
FHLB stock	22	22	44
Other interest-earning assets	2	14	16
Total interest-earning assets	912	72	984
Interest-bearing liabilities:
NOW accounts	3	1	4
Regular savings and demand club accounts	—	2	2
Money market accounts	3	(2)	1
Certificates of deposit and retirement accounts	118	188	306
Total deposits	124	189	313
FHLB borrowings	50	82	132
Total interest-bearing liabilities	174	271	445
Change in net interest income	$738	$(199)	$539

(1)
Includes loans held for sale.

Comparison of Financial Condition at December 31, 2017 and December 31, 2016
Total assets increased $14.8 million, or 9.2%, to $176.2 million at December 31, 2017 from $161.4 million at December 31, 2016. The increase was due to increases in cash and due from banks, securities available-for-sale and loans.
Cash and due from banks increased $2.6 million to $4.4 million at December 31, 2017 from $1.8 million at December 31, 2016. The increase resulted from our continued growth in deposits, which exceeded the growth in loans held in our portfolio.
Loans, net increased $8.8 million, or 6.6%, to $141.2 million at December 31, 2017 from $132.4 million at December 31, 2016, reflecting increases in commercial real estate loans and residential loans. Commercial real estate loans increased $2.8 million, or 14.8%, to $21.7 million at December 31, 2017 from $18.9 million at December 31, 2016 while one- to four-family residential real estate mortgage loans increased $2.3 million, or 2.4%, to $95.7 million at December 31, 2017 from $93.4 million at December 31, 2016. Throughout the year of 2017, we increased our portfolio of commercial real estate loans to increase earnings and to continue to manage interest rate risk.
Securities available-for-sale increased by $2.6 million, or 13.3%, to $22.1 million at December 31, 2017 from $19.5 million at December 31, 2016. The increase was primarily due to securities purchases of  $8.1 million, partially offset by sales, maturities, calls, and principal repayments of  $5.5 million. The growth in securities was to conform to our policy of 10% or less of securities to total assets and to take advantage of higher yielding securities in a rising rate environment. A portion of our securities portfolio is used to collateralize FHLB advances.
Total deposits increased $10.1 million, or 8.5%, to $129.6 million at December 31, 2017 from $119.5 million at December 31, 2016. The increase was primarily due to an increase in certificates of deposit, which increased $13.3 million, or 23.1%, to $70.9 million at December 31, 2017 from $57.6 million at December 31, 2016. This increase was primarily due to a special certificate of deposit rate promotion during the first quarter of 2017 and the increase of  $1.3 million in CDARS deposits at December 31, 2017 compared to December 31, 2016. Additionally, we experienced an increase in NOW accounts of  $1.8 million, or 16.2%, to $12.9 million at December 31, 2017 from $11.1 million at December 31, 2016. The increase in NOW accounts was primarily due to the addition of new commercial deposit accounts and increased marketing efforts to increase deposit accounts with our residential mortgage customers. We are offering new products and services to attract commercial checking accounts in 2018. Business online internet banking, ACH origination and wire services, remote deposit capture, mobility business services, check free small business bill payment and delivery and mobile source capture, are products targeting the growth of our business deposit accounts.
Total borrowings from the FHLB of New York decreased $3.5 million, or 12.5%, to $24.5 million at December 31, 2017 from $28.0 million at December 31, 2016 as we repaid shorter-term borrowings due to the growth in our deposits.
Total stockholders’ equity increased $7.6 million, or 70.4%, to $18.4 million at December 31, 2017 from $10.8 million at December 31, 2016. The increase was due to the combined effect of our initial public stock offering net of expenses and ESOP of  $7.1 million, net income of  $524,000, and other comprehensive income of  $13,000.
Comparison of Operating Results for the Years Ended December 31, 2017 and 2016
General.   Net income decreased $3,000, or 0.6%, to $524,000 for the year ended December 31, 2017, compared to $527,000 for the year ended December 31, 2016. The decrease was due to a decrease in non-interest income, an increase in non-interest expense and an increase in the provision for income tax, offset by an increase in net interest income and a decrease in the provision for loan losses.
Interest Income.   Interest income increased $984,000, or 17.2%, to $6.8 million for the year ended December 31, 2017 from $5.8 million for the year ended December 31, 2016. Our average balance of interest-earning assets increased $21.5 million, or 15.1%, to $163.5 million for the year ended December 31, 2017 from $142.0 million for the year ended December 31, 2016 due primarily to the increase in the average balance of loans. Our average yield of interest-earning assets increased six basis points to 4.18% for the year ended December 31, 2017 from 4.12% for the year ended December 31, 2016.
Interest income on loans increased $827,000, or 14.5%, to $6.3 million for the year ended December 31, 2017 from $5.5 million for the year ended December 31, 2016 due to the increase in the average balance of loans. Our average balance of loans increased $18.9 million, or 15.8%, to $138.2 million for the year ended December 31, 2017 from $119.3 million for the year ended December 31, 2016. The increase in the average balance of loans resulted from our continued emphasis on growing our one- to four-family residential real estate portfolio and our recent increased focus on commercial lending. Our average yield on loans decreased by two basis points to 4.55% for the year ended December 31, 2017 from 4.57% for the year ended December 31, 2016, as higher-yielding loans have been repaid or refinanced and were replaced with lower-yielding loans, reflecting the current interest rate environment.
Interest income on securities increased $141,000, or 36.9%, to $523,000 for the year ended December 31, 2017 from $382,000 for the year ended December 31, 2016. The average balance of available-for-sale securities increased $1.6 million, or 8.0%, to $21.5 million in 2017 from $19.9 million in 2016 due primarily to securities purchases partially offset by sales and maturities. The average yield we earned on available-for-sale securities increased by 34 basis points to 1.90% for the year ended December 31, 2017 from 1.56% for the year ended December 31, 2016 as yields on available-for- sale securities increased with new purchases at higher yields replacing lower yielding maturing or sold investments.

Interest Expense.   Interest expense increased $445,000, or 44.9%, to $1.4 million for the year ended December 31, 2017 from $992,000 for the year ended December 31, 2016, due to increases in interest expense on deposits of  $313,000 and $132,000 in interest expense on borrowings. Our average balance of interest-bearing liabilities increased $21.2 million, or 17.6%, to $142.3 million for the year ended December 31, 2017 from $121.0 million for the year ended December 31, 2016 due primarily to increases in the average balances of certificates of deposit and FHLB of New York borrowings. Our average rate on interest-bearing liabilities increased 19 basis points to 1.01% for the year ended December 31, 2017 from 0.82% for the year ended December 31, 2016 as a result of increases in the average rates on certificates of deposit and FHLB of New York borrowings.
Interest expense on deposits increased $313,000, or 46.5%, to $986,000 for 2017 from $673,000 for 2016 due to increases in the average rate paid on deposits and the average balance of deposits. The average rate paid on deposits increased to 0.83% for 2017 from 0.67% for 2016, primarily reflecting higher rates paid on promotional certificates of deposit and CDARS certificates of deposit. The average rate of certificates of deposit increased by 21 basis points to 1.26% in 2017 from 1.05% in 2016. In addition, the average balance of certificates of deposit increased by $15.0 million to $69.6 million in 2017 from $54.5 million in 2016, which reflected the majority of the growth in the average balance of deposits.
Interest expense on borrowings increased $132,000, or 41.4%, to $451,000 for the year ended December 31, 2017 from $319,000 for the year ended December 31, 2016. The increase in interest expense on borrowings reflected a $3.2 million increase in our average balance of borrowings with the FHLB of New York to $24.0 million for 2017 from $20.8 million for 2016, and an increase in the average rate of these borrowings to 1.88% in 2017 from 1.54% in 2016. The average balance on borrowings with the FHLB of New York increased in 2017 as compared to 2016 due to the growth in borrowings throughout the year to fund loan growth. The average rate on borrowings increased due to extending the FHLB of New York borrowing terms in order to manage interest rate risk.
Net Interest Income.   Net interest income increased $539,000, or 10.2%, to $5.4 million for the year ended December 31, 2017 from $4.9 million for the year ended December 31, 2016, primarily as a result of the greater growth in the average balance of our interest-earning assets as compared to our interest-bearing liabilities and the purchase of higher yielding securities. Our net interest-earning assets remained the same at $21.0 million for the years ended December 31, 2017 and 2016. Our net interest rate spread decreased by 13 basis points to 3.17% for the year ended December 31, 2017 from 3.30% for the year ended December 31, 2016, and our net interest margin decreased by 12 basis points to 3.30% for the year ended December 31, 2017 from 3.42% for the year ended December 31, 2016 as the percentage increase of interest expense on interest bearing liabilities outpaced the percentage increase of interest income on interest earning assets.
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
Based on our evaluation of the above factors, we recorded an $180,000 provision to the allowance for loan losses for the year ended December 31, 2017 compared to a $247,000 provision for loan losses for the year ended December 31, 2016. The decrease in the provision for 2017 was the result of decreased net charge-offs, and a continuing decline in the percentage of past-due loans to total loans. Net charge-offs decreased to $109,000 in 2017 as compared to $295,000 in 2016. The percentage of past-due loans to total loans decreased to 1.6% at December 31, 2017 from 3.9% at December 31, 2016. The allowance for loan losses was $1.2 million, or 0.9% of net loans outstanding, at December 31, 2017 and 2016.
To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2017 and December 31, 2016. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.
Non-Interest Income.   Non-interest income decreased $168,000, or 21.2%, to $626,000 for the year ended December 31, 2017 from $794,000 for the year ended December 31, 2016. The decrease was primarily due to a loss on the sale of fixed assets for the year ended December 31, 2017 of  $4,000 compared to a gain on the sale of fixed assets in 2016 of  $158,000. During the year 2017 we disposed of obsolete passbook printers with undepreciated values that were recorded as a loss. During the year 2016 we sold our prior location in Liverpool recording a net gain on the sale. Contributing to the decline in non-interest income was a decrease in gain on sales of securities of  $94,000, a decrease in gain on foreclosed real-estate of $15,000 and a decline in financial services income of  $28,000. The decline in income from financial services was due to a departure of sales personnel in our Financial Quest services division resulting in a loss of commissions from the sale of annuities and insurance products, which occurred in the second quarter of 2016. Partially offsetting the decrease in non-interest income was an increase in servicing fees of  $59,000 due to reoccurring income from the servicing of mortgages, checking, and savings accounts. We also had increases in general fee income of  $14,000, in bank-owned life insurance of  $20,000 and gains on sales of residential mortgages of  $38,000. Our service fees increased in 2017, due to an increase in our mortgage servicing portfolio, and the growth of our deposits. The increase in the cash value of bank owned life insurance was the result of insuring several new employees in 2017. The gain on sales of residential mortgages increased as the volume of loans sold increased in 2017. We sell and service approximately 40% of the mortgages we originate to mitigate interest rate risk and to increase other non-interest income.
Non-Interest Expense.   Non-interest expense increased by $241,000, or 4.2%, to $5.0 million for the year ended December 31, 2017 as compared to $4.8 million for the year ended December 31, 2016. The increase was due primarily to an increase in professional fees of  $208,000, an increase in core processing expenses of  $120,000, and an increase in advertising expense of  $91,000, partially offset by a decrease in compensation and employee benefits expense of  $105,000. Professional fees increased due to audit expenses incurred to prepare for our initial public offering and ongoing legal and accounting expenses of becoming a public company. Core processing increased as we outsourced our call center to our core processor and added new products and services. Advertising expense increased due to printed advertising campaigns in our local market and an increased focus of advertising on social media. Compensation and employee benefits expense decreased for the year ended December 31, 2017 as compared to 2016 mainly due to having two commercial lenders in 2016 and only one in 2017.
Income Tax Expense.   We incurred income tax expense of  $264,000 and $64,000 for the years ended December 31, 2017 and 2016, respectively, resulting in effective rates of 33.5% and 10.8%, respectively. The increase in income tax expense resulted from a write down in the value of our net deferred tax asset as of December 31, 2017 to reflect the reduction in the corporate tax rate as provided for in the Tax Act for future periods. The Tax Act was signed into law in December 2017 which reduced the corporate federal statutory tax rate from 34.0% to 21.0%. GAAP requires the impact of the Tax Act to be accounted for in the period of enactment. Additionally, income tax expense increased resulting from a $197,000, or 33.3%, increase in pre-tax income to $788,000 for the year ended December 31, 2017, from $591,000 for the year ended December 31, 2016.
Liquidity and Capital Resources
Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from calls, maturities and sales of securities. We also are able to borrow from the FHLB of New York. At December 31, 2017, we had a $76.7 million line of credit with the FHLB of New York and $2.5 million line of credit with Zions Bank. At December 31, 2017, we had outstanding borrowings of  $24.5 million from the FHLB of New York. We have not borrowed against the line of credit with Zions Bank during the years ended December 31, 2017, and 2016.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2017.
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which includes cash and due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2017, cash and due from banks totaled $4.4 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $22.1 million at December 31, 2017.
We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of December 31, 2017, totaled $49.6 million, or 38.3%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
At December 31, 2017, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at December 31, 2017 and at December 31, 2016. Management is not aware of any conditions or events since the most recent notification that would change our category. See Note 13 to our consolidated financial statements.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Commitments.   As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2017, we had outstanding commitments to originate loans of  $1.5 million. We anticipate that we will have sufficient funds available to meet our current lending commitments.
Contractual Obligations.   In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.
Recent Accounting Pronouncements
Please refer to Note 2 to our consolidated financial statements for a description of recent accounting pronouncements that may affect our financial condition and results of operations.
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

ITEM 7A.
Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as Seneca Financial Corp. is a “smaller reporting company.”
ITEM 8.
Financial Statements and Supplementary Data

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Financial Statements
For the Years Ended December 31, 2017 and 2016

SENECA FINANCIAL CORP. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the board of directors of Seneca Financial Corp. and Subsidiaries:
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Seneca Financial Corp. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows, for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Baker Tilly Virchow Krause, LLP
Pittsburgh, Pennsylvania
We have served as the Company’s auditor since 2016.
April 2, 2018

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)
	December 31,
	2017	2016
ASSETS
Cash and due from banks	$4,375	$1,762
Securities, available-for-sale	22,097	19,450
Loans, net of allowance for loan losses of $1,241 and $1,170	141,150	132,364
Federal Home Loan Bank of New York stock, at cost	2,340	2,090
Accrued interest receivable	666	630
Premises and equipment, net	2,626	2,050
Bank owned life insurance	2,381	2,141
Other assets	539	924
Total assets	$176,174	$161,411
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$11,357	$12,393
Interest bearing	118,239	107,149
Total Deposits	129,596	119,542
Federal Home Loan Bank advances	24,500	28,000
Advances from borrowers for taxes and insurance	1,957	2,008
Pension liability	55	249
Other liabilities	1,664	832
Total liabilities	157,772	150,631
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized and unissued	—	—
Common stock, $0.01 par value, 19,000,000 shares authorized, 1,978,923 shares issued and outstanding at December 31, 2017. No shares authorized at December 31, 2016	9	—
Additional paid-in capital	7,846	—
Retained earnings	14,637	13,567
Unearned ESOP shares, at cost	(770)	—
Accumulated other comprehensive loss	(3,320)	(2,787)
Total stockholders’ equity	18,402	10,780
Total liabilities and stockholders’ equity	$176,174	$161,411

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except for share data)
	Years Ended December 31,
	2017	2016
INTEREST INCOME
Loans, including fees	$6,284	$5,457
Securities	523	382
Other	21	5
Total interest income	6,828	5,844
INTEREST EXPENSE
Deposits	986	673
Advances and borrowings	451	319
Total interest expense	1,437	992
Net interest income	5,391	4,852
Provision for loan losses	180	247
Net interest income after provision for loan losses	5,211	4,605
NON-INTEREST INCOME
Service fees	172	113
Income from financial services	148	176
Fee income	95	81
Earnings on bank-owned life insurance	61	41
Net gains on sale of residential mortgage loans	143	105
Net gains on sales of available-for-sale securities	2	96
Net (loss) gain on sale of premises and equipment	(4)	158
Gain on sale of foreclosed real estate	8	23
Other	1	1
Total non-interest income	626	794
NON-INTEREST EXPENSE
Compensation and employee benefits	2,655	2,760
Core processing	664	544
Premises and equipment	420	450
Professional fees	407	199
Postage and office supplies	132	155
FDIC premiums	128	119
Advertising	157	66
Mortgage recording tax	78	84
Other	408	431
Total non-interest expenses	5,049	4,808
Income before provision for income taxes	788	591
PROVISION FOR INCOME TAXES	264	64
Net income	$524	$527
Net income per common shares – basic and diluted	$0.28	N/A
Weighted average number of common shares outstanding – basic and diluted	$1,901,356	N/A
The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
	Years Ended December 31,
	2017	2016
NET INCOME	$524	$527
OTHER COMPREHENSIVE INCOME, BEFORE TAX
Available-for-sale securities:
Unrealized holding gains (losses) arising during period	155	(233)
Less reclassification adjustment for net gains included in net income	(2)	(96)
Net unrealized gains (losses) on available-for-sale securities	153	(329)
Defined benefit pension plan:
Net (losses) gains arising during the period	(335)	337
Less reclassification of amortization of net losses recognized in net pension expense	203	237
Net changes in defined benefit pension plan	(132)	574
OTHER COMPREHENSIVE INCOME, BEFORE TAX	21	245
Tax effect	8	88
OTHER COMPREHENSIVE INCOME, NET OF TAX	13	157
TOTAL COMPREHENSIVE INCOME	$537	$684

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(Dollars in thousands)
	Common Stock(1)	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares(1)	Accumulated Other Comprehensive Loss	Total Equity
BALANCE, JANUARY 1, 2016	$—	$—	$13,040	$—	$(2,944)	$10,096
Net income	—	—	527	—	—	527
Other comprehensive income	—	—	—	—	157	157
BALANCE, DECEMBER 31, 2016	$—	$—	$13,567	$—	$(2,787)	$10,780
Proceeds from issuance of common stock net of $1.2 million in offering costs	9	7,846	—	—	—	7,855
Net income	—	—	524	—	—	524
Purchase of 77,754 of ESOP shares	—	—	—	(776)		(776)
Other comprehensive income	—	—	—	—	13	13
Reclassification adjustment – tax rate change(2)	—	—	546		(546)	—
ESOP shares committed to be released (581 shares)	—	—	—	6	—	6
BALANCE, DECEMBER 31, 2017	$9	$7,846	$14,637	$(770)	$(3,320)	$18,402

(1)
No common stock or ESOP shares were issued and outstanding during the year ended December 31, 2016.

(2)
The Company adopted ASU 2018-02. See Note 2 for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Year Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$524	$527
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation	175	159
Provision for loan losses	180	247
Net amortization of premiums and discounts on securities	266	365
Gain on sale of residential mortgage loans	(143)	(105)
Proceeds from sale of residential mortgage loans	10,968	6,669
Loans originated and sold	(9,901)	(6,257)
Gain on sale of foreclosed assets	(8)	(23)
Loss (gain) on sale of premises and equipment	4	(158)
Gain on sale of available-for-sale securities	(2)	(96)
Amortization of deferred loan fees	20	15
ESOP compensation expense	6	—
Earnings on investment in bank owned life insurance	(61)	(41)
(Increase) decrease in accrued interest receivable	(36)	4
(Decrease) increase in other assets	(385)	275
Decrease in pension liability	(194)	(368)
Increase in other liabilities	832	31
Net cash flow provided by operating activities	2,245	1,244
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in securities available-for-sale
Proceeds from calls and maturities	825	6,395
Proceeds from sales	2,345	11,787
Principal repayments	2,170	2,106
Purchases	(8,098)	(17,672)
Net (increase) of Federal Home Loan Bank of New York stock	(250)	(843)
Purchase of bank owned life insurance	(180)	(2,100)
Loan originations and principal collections, net	(9,695)	(27,731)
Proceeds from sales of foreclosed assets	424	564
Purchases or premises and equipment	(756)	(191)
Proceeds from sale of premises and equipment	1	453
Net cash flow used in investing activities	(13,214)	(27,232)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	10,054	10,870
(Decrease) increase in advances from borrowers for taxes and insurance	(51)	335
Net proceeds from stock offering	7,855	—
Purchase of ESOP shares	(776)	—
(Decrease) increase in FHLB advances	(3,500)	12,500
Net cash flow provided by financing activities	13,582	23,705
Net change in cash and cash equivalents	2,613	(2,283)
CASH AND CASH EQUIVALENTS – beginning of year	1,762	4,045
CASH AND CASH EQUIVALENTS – end of year	$4,375	$1,762
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and borrowed funds	$1,402	$984
Income taxes	$5	$36
Transfer of loans to other real estate owned	$451	$564
The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016
1. THE ORGANIZATION
Seneca Financial Corp. (the “Company”) is a federally chartered mid-tier stock holding company and was formed in connection with the conversion of Seneca Federal Savings and Loan Association (the “Bank”) from a mutual to a stock form of organization in October 2017, and it is a subsidiary of Seneca Financial MHC (the “Mutual Holding Company”), a federally chartered mutual holding company. The Mutual Holding Company owns 1,068,618 shares, or 54.0%, of the Company’s issued stock. In connection with the reorganization, Seneca Financial Corp. sold 910,305 shares of common stock to the public at $10.00 per share, representing 46% of its outstanding shares of common stock. The Mutual Holding Company activity is not included in the accompanying consolidated financial statements. Seneca Savings, formerly known as Seneca Federal Savings and Loan Association, is a wholly owned subsidiary of the Company. The same directors and officers, who manage the Bank, also manage the Company and the Mutual Holding Company.
Seneca Savings maintains its executive offices and main branch in Baldwinsville, New York, with branches in Liverpool and North Syracuse, New York. The Bank is a community-oriented savings and loan institution whose business primarily consists of accepting deposits from customers within its market area and investing those funds primarily in residential mortgage loans.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s wholly-owned subsidiary, Seneca Savings Insurance Agency, Inc. dba Financial Quest (“Quest”). Quest offers financial planning and investment advisory services and sells various insurance and investment products through broker networks. All significant intercompany transactions and balances have been eliminated in consolidation. The Company, as used in the consolidated financial statements, refers to the consolidated group.
Comprehensive Income (Loss)
Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated statements of financial condition, such items, along with net income, are components of comprehensive income (loss).
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, deferred tax assets, the assumptions used in the actuarial valuation and the estimation of fair values for accounting and disclosure purposes.
The Company is subject to the regulations of various governmental agencies. The Company also undergoes periodic examinations by the regulatory agencies which may subject it to further changes with respect to asset valuations, amounts of required loss allowances, and operating restrictions resulting from the regulators’ judgements based on information available to them at the time of their examinations.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Emerging Growth
The Company, as an emerging growth company, has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Cash and Cash Equivalents
For the purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and amounts due from banks and interest-bearing deposits in the Federal Home Loan Bank of New York with original maturities of three months or less.
Securities
The Company classifies investment securities as available-for-sale. The Company does not hold any securities considered to be trading or held to maturity. Available-for-sale securities are reported at fair value, with net unrealized gains and losses reflected as a separate component of stockholders’ equity, net of the applicable income tax effect.
Gains or losses on investment security transactions are based on the amortized cost of the specific securities sold. Premiums and discounts on securities are amortized and accreted into income using the interest method over the period to maturity or earliest call date.
When the fair value of an available-for-sale security is less than its amortized cost basis, an assessment is made at the balance sheet date as to whether other-than-temporary impairment (“OTTI”) is present. The Company considers numerous factors when determining whether potential OTTI exists and the period over which the debt security is expected to recover. The principal factors considered are (1) the length of time and the extent to which the fair value has been less than amortized cost basis, (2) the financial condition of the issuer (and guarantor, if any) and adverse conditions specifically related to the security industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of a security by a rating agency, and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.
For debt securities, OTTI is considered to have occurred if  (1) the Company intends to sell the security, (2) it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, or (3) if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis or carrying value.
For debt securities, credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss). Credit-related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis or carrying value. Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost, or carrying value, less any credit-related losses recognized. For securities classified as held-to-maturity, the amount of OTTI recognized in other comprehensive income (loss) is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.
Investment securities are exposed to various risks such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amounts reported in the accompanying consolidated financial statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Federal Home Loan Bank of New York Stock
Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal Home Loan Bank (“FHLB”) according to a predetermined formula. This restricted stock is carried at cost.
Management’s determination of whether this investment is impaired is based on their assessment of the ultimate recoverability of its cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.
Loans
The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by residential mortgage loans in Onondaga County located in Upstate New York. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate market and general economic conditions in these areas.
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their unpaid principal balances, less the allowance for loan losses and net deferred fees or costs on originated loans. Interest income is generally recognized when income is earned using the interest method. Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized over the life of the loan using the interest method, resulting in a constant effective yield over the loan term. Deferred fees are recognized in income and deferred costs are charged to income immediately upon prepayment of the related loan.
The loans receivable portfolio is segmented into mortgage loans on real estate, commercial and industrial loans, and consumer loans. The mortgage loans on real estate segment consists of the following classes of loans: one-to-four family first-lien residential mortgages, residential construction, home equity loans and lines of credit, and commercial loans. Consumer loans includes home equity lines of credit on real estate, loans with junior liens and other consumer loans.
Mortgage loans on real estate:
•
One- to four-family first-lien residential — are loans secured by first lien collateral on residential real estate primarily held in the Western New York region. These loans can be affected by economic conditions and the value of underlying properties. Western New York’s housing market has consistently demonstrated stability in home prices despite economic conditions. Furthermore, the Company has conservative underwriting standards and its residential lending policies and procedures ensure that its one- to four-family residential mortgage loans generally conform to secondary market guidelines.

•
Home equity loans and lines of credit — are loans or lines of credit secured by first or second liens on owner-occupied residential real estate primarily held in the Western New York region. These loans can also be affected by economic conditions and the values of underlying properties.

Home equity loans may have increased risk of loss if the Company does not hold the first mortgage resulting in the Company being in a secondary position in the event of collateral liquidation. The Company does not originate interest only home equity loans.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

•
Commercial — are loans used to finance the purchase of real property, which generally consists of developed real estate that is held as first lien collateral for the loan. These loans are secured by real estate properties that are primarily held in the Western New York region. Commercial real estate lending involves additional risks compared with one- to four-family residential lending, because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan, and repayment of such loans may be subject to adverse conditions in the real estate market or economic conditions to a greater extent than one- to four-family residential mortgage loans. Also, commercial real estate loans typically involve relatively large loan balances to single borrowers or groups of related borrowers. Accordingly, the nature of these types of loans make them more difficult for the Company to monitor and evaluate.

•
Residential Construction — are loans to finance the construction of either one- to four-family owner occupied homes or commercial real estate. At the end of the construction period, the loan automatically converts to either a one- to four-family or commercial mortgage, as applicable. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion compared to the actual cost of construction. The Company limits its risk during construction as disbursements are not made until the required work for each advance has been completed and an updated lien search is performed. The completion of the construction progress is verified by a Company loan officer or inspections performed by an independent appraisal firm. Construction delays may impair the borrower’s ability to repay the loan.

Commercial and industrial loans:
Includes business installment loans, lines of credit, and other commercial loans. Most of the Company’s commercial loans have fixed interest rates and are for terms generally not in excess of 5 years.
Whenever possible, the Company collateralizes these loans with a lien on business assets and equipment and require the personal guarantees from principals of the borrower. Commercial loans generally involve a higher degree of credit risk because the collateral underlying the loans may be in the form of intangible assets and/or inventory subject to market obsolescence. Commercial loans can also involve relatively large loan balances to a single borrower or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation of the commercial business and the income stream of the borrower. Such risks can be significantly affected by economic conditions. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default may be an insufficient source of repayment because the equipment or other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the credit worthiness of the borrowers (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.
Consumer loans:
Consist of loans secured by collateral such as an automobile or a deposit account, unsecured loans, and lines of credit. Consumer loans tend to have a higher credit risk due to the loans being either unsecured or secured by rapidly depreciable assets. Furthermore, consumer loan payments are dependent on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.
Loans Held for Sale
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or market in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

by charges to noninterest income. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan in the consolidated statements of income.
Allowance for Loan Losses
The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the date of the consolidated statement of financial condition and it is recorded as a reduction of loans. The allowance is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Non-residential consumer loans are generally charged off no later than 180 days past due on a contractual basis, unless productive collection efforts are providing results. Consumer loans may be charged off earlier in the event of bankruptcy, or if there is an amount that is deemed uncollectible. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan and the entire allowance is available to absorb all loan losses.
The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revision as more information becomes available.
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
The general component covers pools of loans, by loan class, including commercial loans not considered impaired, as well as smaller balance homogenous loans, such as residential real estate, home equity and other consumer loans. These pools of loans are evaluated for loss exposure based on historical loss rates for each of these categories of loans, which are adjusted for qualitative factors. The qualitative factors include:
•
Lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices

•
National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans

•
Nature and volume of the portfolio and terms of the loans

•
Experience, ability and depth of the lending management and staff

•
Volume and severity of past due, classified, and non-accrual loans, as well as other loan modifications

•
Quality of the Company’s loan review system and the degree of oversight by the Company’s Board of Directors

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

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
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including the length and reason for the delay, the borrower’s prior payment record and the amount of shortfall in relation to what is owed. Impairment is measured by either the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral if the loan is collateral dependent.
An allowance for loan loss is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.
For loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal, and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is the estimated fair value. The discounts also include estimated costs to sell the property.
For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, account receivable aging or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.
Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual residential mortgage loans, home equity and other consumer loans for impairment disclosures, unless such loans are related to borrowers with impaired commercial loans or they are the subject to a troubled debt restructuring agreement.
Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in the interest rate or an extension of a loan’s stated maturity date. Loans classified as troubled debt restructurings are designated as impaired and evaluated as discussed above.
The allowance estimation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors, and value of the collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise on all

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. See Note 4 for a description of these regulatory classifications.
In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.
Income Recognition on Impaired and Nonaccrual Loans
For residential and commercial classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan may be currently performing. For other loan classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan may be currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest is reversed and charged to interest income. Interest received on non-accrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.
For non-accrual loans, when future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a non-accrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.
Foreclosed Real Estate
Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less estimated selling costs at the date of foreclosure establishing a new cost basis. Any write-downs based on the asset’s fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, property held for sale is carried at the lower of the new cost basis or fair value less any costs to sell. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to earnings, if necessary, to reduce the carrying value of the property to the lower of its cost or fair value less cost to sell. Foreclosed real estate at December 31, 2017 was $0 and $23,000 at December 31, 2016. The Company had residential real estate loans in the process of foreclosure of  $257,000 and $217,000 at December 31, 2017 and 2016, respectively.
Premises and Equipment
Land is carried at cost. Land improvements, buildings and building improvements, furniture, fixtures, and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets. Estimated useful lives are generally seven to 39 years for buildings and building improvements and three to 10 years for furniture, fixtures, and equipment.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Income Taxes
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
The Company’s Federal and New York State tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the authorities for 2014, 2015 and 2016 as prescribed by applicable statute. No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.
Advertising
The Company charges the costs associated with advertising to expense as incurred. Advertising expenses charged to operations for the years ended December 31, 2017 and 2016 was $156,548 and $65,710, respectively.
Off-Balance Sheet Credit Related Financial Instruments
In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under commercial lines of credit. Such financial instruments are recorded when they are funded. The Company does not engage in the use of derivative financial instruments.
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Revenue Recognition
The Company recognizes revenue in the consolidated statements of income as it is earned and when collectability is reasonably assured. The primary source of revenue is interest income from interest earning assets, which is recognized on the accrual basis of accounting using the effective interest method. The recognition of revenues from interest earning assets is based upon formulas from underlying loan agreements, securities contracts, or other similar contracts. Non-interest income is recognized on the accrual basis of accounting as services are provided or as transactions occur. Non-interest income includes earnings on bank-owned life insurance, fees from brokerage and advisory service, deposit accounts, merchant services, ATM and debit card fees, mortgage banking activities, and other miscellaneous services and transactions.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Significant Group Concentrations of Credit Risk
Most of the Company’s activities are with customers located primarily in Onondaga County of New York State. A large portion of the Company’s portfolio is centered in residential and commercial real estate. The Company closely monitors real estate collateral values and requires additional reviews of commercial real estate appraisals by a qualified third party for commercial real estate loans more than $249,999. All residential loan appraisals are reviewed by an individual or third party who is independent of the loan origination or approval process and was not involved in the approval of appraisers or selection of the appraiser for the transaction, and has no direct or indirect interest, financial or otherwise in the property or the transaction. Note 3 discusses the types of securities that the Company invests in. Note 4 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer.
Bank-owned life insurance
The Company invests in bank-owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the life insurance policies, and as such, the investment is carried at the cash surrender value of the underlying policies. Income from the increase in cash surrender value of the policies is included in noninterest income in the consolidated statements of income. The BOLI policies are an asset that can be liquidated, if necessary, with associated tax costs. However, the Company intends to hold these policies and, accordingly, has not provided for deferred income taxes on the earnings from the increases in cash surrender value.
Pension and Postretirement Plans
The Company sponsors qualified defined benefit pension plan and supplemental executive retirement plan (SERP). The qualified defined benefit pension plan is funded with trust assets invested in a diversified portfolio of debt and equity securities. Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, the Company makes extensive use of assumptions about inflation, investment returns, mortality, turnover, and discount rates. The Company has established a process by which management reviews and selects these assumptions annually. Among other factors, changes in interest rates, investment returns and the market value of plan assets can (i) affect the level of plan funding; (ii) cause volatility in the net periodic pension cost; and (iii) increase our future contribution requirements. A significant decrease in investment returns or the market value of plan assets or a significant decrease in interest rates could increase the Company’s net periodic pension costs and adversely affect the Company’s results of operations. A significant increase in the Company’s contribution requirements with respect to the Company’s qualified defined benefit pension plan could have an adverse impact on the Company’s cash flow. Changes in the key actuarial assumptions would impact net periodic benefit expense and the projected benefit obligation for the Company’s defined benefit and other postretirement benefit plan. See Note 10, “Employee Benefit Plans,” for information on these plans and the assumptions used.
Employee Stock Ownership Plan (“ESOP”)
Compensation expense is recognized based on the current market price of shares committed to be released to employees. All shares released and committed to be released are deemed outstanding for purposes of earnings per share calculations. Dividends declared and paid on allocated shares held by the ESOP are charged to retained earnings. The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders’ equity. Dividends declared on unallocated shares held by the ESOP are recorded as a reduction of the ESOP’s loan payment to the Company.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Stockholders’ Equity
On May 10, 2017, the Board of Directors of the Bank adopted a plan of reorganization from a mutual savings association (the “Association”) to a mutual holding company and stock issuance plan (the “Plan”). The Plan was subject to the approval of the Board of Governors of the Federal Reserve System and the affirmative vote of at least a majority of the total votes eligible to be cast by the voting members of the Association at a special meeting. Pursuant to the Plan, on October 12, 2017, the Bank converted to a stock savings bank and is now organized in the mutual holding company structure. The Association converted to the stock form of ownership and issued all its outstanding stock to Seneca Financial Corp., which sold 910,305 shares of common stock to the public at $10.00 per share, representing 46% of its outstanding shares of common stock. In addition, the Bank’s Board of Directors adopted an employee stock ownership plan which purchased 4% of the common stock outstanding following the offering. The Company will be organized as a corporation under the laws of the United States and the public will own 46% of the outstanding common stock of the Company with the remaining 54% of the outstanding common stock issued to Seneca Financial MHC, a mutual holding company organized under the laws of the United States, upon completion of the Plan.
Earnings per Common Share
Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. The Company has a simple capital structure as it has not granted any restricted stock awards or stock options and, during the year ended December 31, 2017, had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.
Reclassifications
Certain amounts in the 2016 consolidated financial statements have been reclassified to conform with the 2017 presentation format. These reclassifications had no effect on net income or stockholders’ equity for the periods presented herein.
Subsequent Events
The Company has evaluated events and transactions occurring subsequent to December 31, 2017 and through the date the consolidated financial statements are being issued for items that should potentially be recognized or disclosed in these consolidated financial statements.
New Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220). ASU 2018-02 is an amendment to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the Act). ASU 2018-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption of the amendment in this update is permitted, including adoption in any interim period. The Company elected to early adopt the standard effective December 31, 2017. The stranded tax effect of the deferred tax assets related to securities available for sale within Accumulated Other Comprehensive Loss (“AOCL”) of  $546,308 was reclassified to retained earnings within the consolidated statements of stockholders’ equity in 2017.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

In March 2017, the FASB issued ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchases Callable Debt Securities. ASU 2017-08 amends guidance on the amortization period of premiums on certain purchases callable debt securities. The amendments shorten the amortization period of premiums on certain purchases callable debt securities to the earliest call date. ASU 2017-08 is effective for public business entities that are SEC filers for annual periods beginning after December 15, 2018, and interim periods within those annual periods, for public entities that are not SEC filers for annual periods beginning after December 15, 2019 and for all other entities for annual periods beginning after December 15, 2020 with early adoption permitted. The Company amortizes to the call date and therefore the adoption will not have any impact on the Company’s financial condition or results of operations.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments. This ASU adds or clarifies guidance on eight cash flow issues. The Update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier application is permitted. The Company is evaluating the provisions of ASU 2016-15, but believes that its adoption will not have a material impact on the Company’s consolidated financial statements or results of operations.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments. This ASU replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses measured at amortized cost and certain other instruments, including loans, held-to-maturity debt securities, net investments in leases, and off-balance sheet credit exposures. The Update is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is assessing the potential impact on its consolidated financial statements; however, due to the significant differences in the revised guidance from existing GAAP, the implementation of this guidance may result in material changes in our accounting for credit losses on financial instruments.
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 is intended to improve financial reporting about leasing transactions by requiring organizations that lease assets — referred to as “lessees” — to recognize on the statement of financial condition the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. The amendments will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 applies to all public business entities for annual and interim periods after December 15, 2018, and for all other entities for annual periods beginning after December 15, 2019 and interim periods beginning after December 15, 2020 with early adoption permitted. The Company does not currently lease buildings or equipment and after evaluating provisions of ASU 2016-02, will not have to report increased assets or liabilities.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which establishes a comprehensive revenue recognition standard for virtually all industries under GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. ASU 2014-09 specifies that an entity shall recognize revenue when, or as, the entity satisfies a performance obligation by transferring a promised good or service (i.e. an asset) to a customer. An asset is transferred when, or as, the customer obtains control of the asset. Entities are required to disclose qualitative and quantitative information on the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. The guidance allows an entity to apply the new standard either retrospectively or through a cumulative effect adjustment as of January 1, 2018. This guidance does not apply to revenue associated with financial instruments, including loans, securities, and derivatives that

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

are accounted for under other GAAP guidance. For that reason, we do not expect it to have a material impact on our consolidated results of operations for elements of the statement of income associated with financial instruments, including securities gains, interest income and interest expense. The Company does believe the new standard will result in new disclosure requirements. Based on the Company’s evaluation under the current guidance, management estimates that substantially all of the Company’s interest income and non-interest income will not be impacted by the adoption of ASU 2014-09 because either the revenue from those contracts with customers is covered by other guidance in GAAP or the revenue recognition outcomes anticipated with the adoption of ASU 2014-09 will likely be similar to the Company’s current revenue recognition practices. The Company evaluated certain noninterest revenue streams, including, deposit related fees, service and interchange fees, and Financial Quest income to determine the potential impact of the guidance on the Company’s consolidated financial statements. Because the Company is an emerging growth company it is not expected to adopt ASU 2014-09 in the first quarter of 2018. The Company expects additional financial statement disclosures of non-interest income revenue streams and associated internal controls to be implemented, after reviewing our business processes, systems and controls.
3. Securities
The amortized cost and fair values of securities, with gross unrealized gains and losses are as follows:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available-for-sale Securities:
December 31, 2017:
Municipal securities	$9,157	$9	$(128)	$9,038
Mortgage-backed securities and collateralized mortgage obligations	10,378	7	(169)	10,216
Corporate securities	2,823	20	—	2,843
	$22,358	$36	$(297)	$22,097
December 31, 2016:
Municipal securities	$10,903	$1	$(312)	$10,592
Mortgage-backed securities and collateralized mortgage obligations	7,839	6	(109)	7,736
US government and agency obligations	320	—	(5)	315
Corporate securities	802	5	—	807
	$19,864	$12	$(426)	$19,450

Mortgage backed securities and collateralized mortgage obligations consist of securities that are issued by Fannie Mae (“FNMA”), Freddie Mac (“FHLMC”), Ginnie Mae (“GNMA”), and Small Business Administration (“SBIC”) and are collateralized by residential mortgages. U.S. Government and agency obligations include notes and bonds with both fixed and variable rates. Municipal securities consist of government obligation and revenue bonds. Corporate securities consist of fixed and variable rate bonds with large financial institutions.
Investment securities with carrying amounts of  $9.2 million and $7.0 million were pledged to secure deposits and for other purposes required or permitted by law for the years ended December 31, 2017 and 2016, respectively.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

3. Securities — (Continued)

The amortized cost and fair value of debt securities based on the contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.
	December 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$—	$—	$575	$575
Due after one year through five years	783	783	861	857
Due after five years through ten years	6,523	6,512	5,928	5,821
Due after ten years	4,674	4,586	4,661	4,461
Mortgage-backed securities and collateralized mortgage obligations	10,378	10,216	7,839	7,736
	$22,358	$22,097	$19,864	$19,450

During the years ended December 31, 2017 and 2016, the Company sold available-for-sale securities with gross realized gains of  $5,691, and $112,969, respectively, and gross realized losses of  $4,005 and $16,521, respectively.
Management has reviewed its loan, mortgage backed securities and collateralized mortgage obligations portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages. The Company is not in the practice of investing in, or originating, these types of investments or loans.
Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position follows:
	Less than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
December 31, 2017:
Municipal securities	$(22)	$3,335	$(106)	$4,545
Mortgage-backed securities and collateralized mortgage obligations	(68)	6,282	(101)	3,420
	$(90)	$9,617	$(207)	$7,965
December 31, 2016:
Municipal securities	$(312)	$9,435	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	(108)	6,073	(1)	290
US government and agency obligations	(5)	315	—	—
	$(425)	$15,823	$(1)	$290

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

3. Securities — (Continued)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For the years ended December 31, 2017 and 2016, the Company did not record an other-than-temporary impairment (OTTI) charge.
At December 31, 2017, five collateralized mortgage obligations and twelve municipal securities were in a continuous loss position for more than twelve months. At December 31, 2017, nine municipal securities, three mortgage-backed securities, and seven collateralized mortgage obligations were in a continuous loss position for less than twelve months.
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
4. LOANS
Net loans for the period December 31, 2017 and 2016 are as follows:
	December 31,
	2017	2016
	(Dollars in Thousands)
Mortgage loans on real estate:
One-to-four family first lien residential	$95,697	$93,443
Residential construction	5,978	3,091
Home equity loans and lines of credit	7,706	5,504
Commercial	21,673	18,879
Total mortgage loans on real estate	$131,054	$120,917
Commercial and industrial	8,312	9,105
Consumer loans	2,443	2,907
Total loans	141,809	132,929
Allowance for credit losses	(1,241)	(1,170)
Net deferred loan origination costs	582	605
Net loans	$141,150	$132,364

Residential real estate loans serviced for others by the Company totaled $24.9 million and $15.2 million at December 31, 2017 and 2016, respectively.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

4. LOANS — (Continued)

Loan Origination/Risk Management
The Company has lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by frequently providing management with reports related to loan production, loan quality, loan delinquencies, non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.
Risk Characteristics of Portfolio Segments
The risk characteristics within the loan portfolio vary depending on the loan segment. Consumer loans generally are repaid from personal sources of income. Risks associated with consumer loans primarily include general economic risks such as declines in the local economy creating higher rates of unemployment. Those conditions may also lead to a decline in collateral values should the Company be required to repossess the collateral securing consumer loans. These economic risks also impact the commercial loan segment, however commercial loans are considered to have greater risk than consumer loans as the primary source of repayment is from the cash flow of the business customer. Real estate loans, including residential mortgages, manufactured housing, commercial and home equity loans, comprise approximately and 92% and 91% of the portfolio at December 31, 2017 and 2016, respectively. Loans secured by real estate provide the best collateral protection and thus significantly reduce the inherent risk in the portfolio
Management has reviewed its loan portfolio and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages. The Company is not in the practice of originating these types of loans.
Description of Credit Quality Indicators
Real estate, commercial and consumer loans are assigned a “Pass” rating unless the loan has demonstrated signs of weakness as indicated by the ratings below:
•
Special Mention:   The relationship is protected but are potentially weak. These assets may constitute an undue and unwarranted credit risk but not to the point of justifying a substandard rating. All loans 60 days past due are classified Special Mention. The loan is not upgraded until it has been current for six consecutive months.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

4. LOANS — (Continued)

The risk ratings are evaluated at least annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial, real estate or consumer loans. See further discussion of risk ratings in Note 2.
The following table presents the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings within the Company’s internal risk rating system as of December 31, 2017 and 2016:
	December 31, 2017
	Pass	Special Mention	Substandard	Loss	Total
	(Dollars in thousands)
Mortgage loans on real estate:
One-to-four family first lien residential	$95,697	$—	$—	$—	$95,697
Residential construction	5,978	—	—	—	5,978
Home equity loans and lines of credit	7,706	—	—	—	7,706
Commercial	19,985	—	1,688	—	21,673
Total mortgage loans on real estate	129,366	—	1,688	—	131,054
Commercial and industrial	7,944	77	291	—	8,312
Consumer loans	2,443	—	—	—	2,443
Total loans	$139,753	$77	$1,979	$—	$141,809

	December 31, 2016
	Pass	Special Mention	Substandard	Loss	Total
	(Dollars in thousands)
Mortgage loans on real estate:
One-to-four family first lien residential	$93,443	$—	$—	$—	$93,443
Residential construction	3,091	—	—	—	3,091
Home equity loans and lines of credit	5,504	—	—	—	5,504
Commercial	18,033	—	846	—	18,879
Total mortgage loans on real estate	120,071	—	846	—	120,917
Commercial and industrial	8,296	403	406	—	9,105
Consumer loans	2,907	—	—	—	2,907
Total loans	$131,274	$403	$1,252	$—	$132,929

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

4. LOANS — (Continued)

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date. An age analysis of past due loans, segregated by class of loans, are as follows:
	December 31, 2017
	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
Mortgage loans on real estate:
One-to-four family first lien residential	$740	$121	$1,177	$2,038	$93,659	$95,697
Residential construction	—	—	—	—	5,978	5,978
Home equity loans and lines of credit	—	—	—	—	7,706	7,706
Commercial	247	—	—	247	21,426	21,673
Total mortgage loans on real estate	987	121	1,177	2,285	128,769	131,054
Commercial and industrial	—	—	—	—	8,312	8,312
Consumer loans	29	8	—	37	2,406	2,443
Total loans	$1,016	$129	$1,177	$2,322	$139,487	$141,809

	December 31, 2016
	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
Mortgage loans on real estate:
One-to-four family first lien residential	$2,154	$439	$1,321	$3,914	$89,529	$93,443
Residential construction	—	—	—	—	3,091	3,091
Home equity loans and lines of credit	—	—	—	—	5,504	5,504
Commercial	577	—	269	846	18,033	18,879
Total mortgage loans on real estate	2,731	439	1,590	4,760	116,157	120,917
Commercial and industrial	110	—	104	214	8,891	9,105
Consumer loans	132	99	19	250	2,657	2,907
Total loans	$2,973	$538	$1,713	$5,224	$127,705	$132,929

Nonaccrual loans, segregated by class of loan as of December 31, 2017 and 2016 are as follows:
	December 31,
	2017	2016
	(Dollars in thousands)
Mortgage loans on real estate	$1,177	$1,321
Commercial and industrial loans	—	354
Consumer loans	—	19
Total nonaccrual loans	$1,177	$1,694

Troubled debt restructurings (“TDRs”) occur when we grant borrowers concessions that we would not otherwise grant but for economic or legal reasons pertaining to the borrower’s financial difficulties. A concession is made when the terms of the loan modification are more favorable that the terms the borrower

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

4. LOANS — (Continued)

would have received in the current market under similar financial difficulties. These concessions may include, interest by the borrower to satisfy all or part of the debt, or the addition of borrower(s). The Company identifies loans for potential TDRs primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. Generally, we will not return a TDR to accrual status until the borrower has demonstrated the ability to make principal and interest payments under the restructured terms for at least six consecutive months. The Company’s TDRs are impaired loans, which may result in specific allocations and subsequent charge-offs if appropriate.
As of December 31, 2017, the Company modified two commercial mortgage loans valued at $1.0 million that are considered TDRs. We modified the terms to interest only for a two-year period. These loans are paying according to their modified terms and are classified as substandard and impaired. The post-modification recorded investment balance was the same as the pre-modification recorded investment balance, as there were no charge-offs as a result of the restructuring. There has been no subsequent default on said restructure. There were no loans considered to be TDRs at December 31, 2016.
The following table summarizes impaired loans information by portfolio class:
	December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With an allowance recorded:
Mortgage loans on real estate	$318	$318	$7
Commercial and industrial loans	—	—	—
	318	318	—
With no allowance recorded:
Mortgage loans on real estate	1,640	—	—
Commercial and industrial loans	—	—	—
	1,640	—	—
Total	$1,958	$318	$7

	December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With an allowance recorded:
Mortgage loans on real estate	$183	$183	$41
Commercial and industrial loans	85	340	51
	268	523	92
With no allowance recorded:
Mortgage loans on real estate	970	970	—
Commercial and industrial loans	269	269	—
	1,239	1,239	—
Total	$1,507	$1,762	$92

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

4. LOANS — (Continued)

The following table presents the average recorded investment in impaired loans:
	December 31,
	2017	2016
	(Dollars in thousands)
Mortgage loans on real estate	$1,556	$1,391
Commercial and industrial loans	177	298
Total	$1,824	$1,689

The following table presents interest income recognized on impaired loans for the years ended December 31, 2017 and 2016:
	December 31,
	2017	2016
	(Dollars in thousands)
Mortgage loans on real estate	$11	$4
Commercial and industrial loans	47	39
Total	$58	$43

Changes in the allowance for loan losses for the years ended December 31, 2017 and 2016 are as follows:
	December 31, 2017
	Mortgage loans on real estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$862	$180	$5	$123	$1,170
Charge-offs	(64)	(61)	—	—	(125)
Recoveries	13	3	—	—	16
Provision	59	(6)	—	127	180
Ending balance	$870	$116	$5	$250	$1,241
Ending balance:
Related to loans individually evaluated for impairment	7	—	—	—	7
Related to loans collectively evaluated for impairment	863	116	5	250	1,234
Ending balance	$870	$116	$5	$250	$1,241
Loans receivable balance:
Individually evaluated for impairment	1,958	—	—	—	1,958
Collectively evaluated for impairment	129,096	8,312	2,443	—	139,851
Ending balance	$131,054	$8,312	$2,443	$—	$141,809

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

4. LOANS — (Continued)

	December 31, 2016
	Mortgage loans on real estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$843	$276	$6	$93	$1,218
Charge-offs	(143)	(153)	—	—	(296)
Recoveries	1	—	—	—	1
Provision	161	57	(1)	30	247
Ending balance	$862	$180	$5	$123	$1,170
Ending balance:
Related to loans individually evaluated for impairment	41	51	—	—	92
Related to loans collectively evaluated for impairment	821	129	5	123	1,078
Ending balance	$862	$180	$5	$123	$1,170
Loans receivable balance:
Individually evaluated for impairment	1,153	354	—	—	1,507
Collectively evaluated for impairment	119,764	8,751	2,907	—	131,422
Ending balance	$120,917	$9,105	$2,907	$—	$132,929

In the ordinary course of business, the Company makes loans to its directors and officers, including their families and companies in which certain directors are principal owners. All such loans were made on substantially the same terms including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated persons. Loans to directors and officers are listed below and are included in loans on the statement of financial condition.
	December 31,
	2017	2016
Balance, beginning of period	$204	$235
Payments	(39)	(66)
Proceeds	202	35
Balance, end of period	$367	$204

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

5. PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2017 and 2016 are summarized as follows:
	December 31,
	2017	2016
	(Dollars in thousands)
Building and building improvements	$3,386	$2,815
Furniture, fixture, and equipment	1,470	1,396
	$4,856	$4,211
Accumulated depreciation	(2,230)	(2,161)
Total	$2,626	$2,050

Depreciation expense for the years ended December 31, 2017 and 2016 was $175,000 and $159,000, respectively.
6. DEPOSITS
The components of deposits for the years ended December 31, 2017 and 2016 consist of the following:
	December 31,
	2017	2016
	(Dollars in thousands)
Demand deposit	$11,357	$12,393
NOW accounts	12,871	11,063
Regular savings and demand clubs	21,404	23,319
Money markets	13,099	15,209
Certificates of deposit and retirement accounts	70,865	57,558
	$129,596	$119,542

As of December 31, 2017, certificates of deposit and retirement accounts have scheduled maturities as follows (in thousands):
2018	$49,611
2019	8,544
2020	5,416
2021	6,775
2022	519
$70,865

The aggregate amount of time deposits in denominations of  $250,000 or more were $10.6 million and $5.0 million at December 31, 2017 and 2016, respectively. Under the Dodd-Frank Act, deposit insurance per account owner is $250,000.
Interest expense on deposits for the years ended December 31, 2017 and 2016 are as follows:
	December 31,
	2017	2016
	(Dollars in thousands)
NOW accounts	$18	$14
Regular savings and demand clubs	14	12
Money markets	78	77
Certificates of deposit and retirement accounts	876	570
	$986	$673

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

7. ADVANCES FROM THE FEDERAL HOME LOAN BANK OF NEW YORK
Advances from the Federal Home Loan Bank of New York (“FHLBNY”) reflect advances borrowed from the FHLBNY. The FHLBNY charges a substantial prepayment penalty for early payoff of an advance. The unamortized balances on advances at December 31, 2017 and 2016 are summarized as follows:
	December 31,
	2017	2016
	Dollars in Thousands
Term Advances:
Advanced March 2, 2011 – Due March 2, 2018 – bearing interest at 3.51% fixed rate	$1,000	$1,000
Advanced June 8, 2011 – Due June 8, 2018 – bearing interest at 2.87% fixed rate	1,000	1,000
Advanced August 4, 2011 – Paid August 4, 2017 – bearing interest at 2.21% fixed rate	—	1,000
Advanced December 29, 2014 – Paid December 29, 2017 – bearing interest at 1.671% at December 31, 2016 adjustable rate	—	3,000
Advanced December 29, 2014 – Due December 30, 2019 – bearing interest at 2.483% and 1.787% at December 31, 2017 and 2016, respectively, adjustable rate	3,000	3,000
Advanced March 30, 2015 – Due April 1, 2019 – bearing interest at 1.64% fixed rate	4,000	4,000
Advanced June 29, 2015 – Paid June 29, 2017 – bearing interest at 1.09% fixed rate	—	500
Advanced September 28, 2015 – Due September 28, 2020 – bearing interest at 1.91% fixed rate	1,000	1,000
Advanced March 29, 2016 – Due March 29, 2021 – bearing interest at 1.81% fixed rate	2,000	2,000
Advanced December 9, 2016 – Due December 9, 2020 – bearing interest at 2.10% fixed rate	1,500	1,500
Advanced December 29, 2016 – Paid January 30, 2017 – bearing interest at 0.78% fixed rate	—	6,000
Advanced December 29, 2016 – Paid January 30, 2017 – bearing interest at 0.80% fixed rate	—	3,500
Advanced December 29, 2016 – Paid January 6, 2017 – bearing interest at 0.74% fixed rate	—	500
Advanced March 30, 2017 – Due March 30, 2022 – bearing interest at 2.33% fixed rate	3,000	—
Advanced June 29, 2017 – Due June 29, 2022 – bearing interest at 2.22% fixed rate	1,000	—
Advanced September 7, 2017 – Due September 7, 2018 – bearing interest at 1.54% fixed rate	100	—
Advanced September 7, 2017 – Due September 9, 2019 – bearing interest at 1.67% fixed rate	250	—
Advanced September 7, 2017 – Due September 7, 2022 – bearing interest at 2.03% fixed rate	1,650	—
Advanced December 21, 2017 – Due January 4, 2018 – bearing interest at 1.52% fixed rate	2,000	—
Advanced December 29, 2017 – Due December 30, 2019 – bearing interest at 2.25% fixed rate	2,000	—
Advanced December 29, 2017 – Due December 29, 2020 – bearing interest at 2.36% fixed rate	1,000	—
Total	$24,500	$28,000

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

7. ADVANCES FROM THE FEDERAL HOME LOAN BANK OF NEW YORK — (Continued)

The contractual maturities and weighted average rates of advances from FHLBNY at December 31, 2017 are as follows (dollars in thousands):
2018	$4,100	2.34%
2019	9,250	2.05%
2020	3,500	2.12%
2021	2,000	1.81%
2022	5,650	2.22%
	$24,500	2.13%

The Company has access to FHLBNY advances, under which it can borrow at various terms and interest rates. Residential mortgage loans of  $67.4 million and $60.3 million at December 31, 2017 and 2016, respectively, and investment securities of  $9.2 million and $7.0 million, respectively, have been pledged by the Company under a blanket collateral agreement to secure the Company’s borrowings. The total outstanding indebtedness under borrowing facilities with the FHLBNY cannot exceed the total value of the assets pledged under the blanket collateral agreement.
8. INCOME TAXES
Income tax expense for the years ended December 31 is summarized as follows (in thousands):
	2017	2016
Current:
Federal	$(79)	$36
State	4	18
	(75)	54
Deferred:
Federal	223	10
Tax Reform Act	116	—
	339	10
Total provision for income taxes	$264	$64

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 34 percent to 21 percent; (2) elimination of the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; and (3) changing rules related to usage and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017. As a result of the reduction in the U.S. corporate income tax rate from 34% to 21% under the Tax Act, the Company revalued its ending net deferred tax assets at December 31, 2017. The Company recognized a $116,000 net tax expense in the Company’s Consolidated Statements of Income for the year ended December 31, 2017 as a result of the Tax Act, of which the expense recorded is primarily attributable to the revaluation of net deferred tax assets.
The Company’s deferred federal and state income tax and related valuation accounts represents the estimated impact of temporary differences between how we recognize our assets and liabilities under GAAP and how such assets and liabilities are recognized under federal and state tax law. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

8. INCOME TAXES — (Continued)

Deferred tax assets/liabilities (DTA/DTL) related to available for sale (AFS) securities gains/(losses) that were revalued as of December 31, 2017 noted above created “stranded tax effects” in Accumulated Other Comprehensive Loss (AOCL). In February 2018, FASB issued ASU 2018-02. The Company early adopted the provisions of ASU 2018-02 in 2017 and recorded a one-time reclassification of  $546,000 from AOCL to retained earnings for stranded tax effects related to AFS securities and Pension Plan assets resulting from the newly enacted corporate tax rate. The amount of the reclassification was the difference between the 34 percent historical corporate tax rate and the newly enacted 21 percent corporate tax rate. See consolidated statement of stockholders’ equity for details of the reclassification.
The components of the net deferred tax assets, included in other assets in the consolidated statements of financial condition, are as follows:
	December 31,
	2017	2016
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$475	$444
Net operating loss carryforward	203	144
Charitable contributions	22	12
Net retirement plans	—	102
Nonaccrual interest	38	47
Net unrealized loss on securities available-for-sale	89	140
Other	74	—
Total deferred tax assets	901	889
Deferred tax liabilities:
Net retirement plans	(128)	—
Deferred loan fees	(162)	(159)
Depreciation	(219)	(28)
Other	(2)	(2)
Total deferred tax liabilities	(511)	(189)
Valuation allowance	(86)	(166)
Net deferred tax asset	$304	$534

The tax provision differs from the expense that would result from applying the statutory Federal rate to income before taxes due to graduated tax rates, state income taxes, permanent tax differences and the effect of the re-measurement of deferred tax assets and liabilities at the 21 percent rate enacted on December 22, 2017.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

8. INCOME TAXES — (Continued)

Items that give rise to differences between income tax expense included in the statements of income and taxes computed by applying the statutory federal tax at a rate of 34% for the periods below included the following (dollars in thousands):
	Years Ended December 31,
	2017	2016
	(Dollars in thousands)
Computed at the statutory rate	$268	$199
Change in valuation allowance	(80)	166
State deferred tax liability	80	(166)
Nontaxable interest and dividend	(48)	(51)
Income from bank owned life insurance	(21)	(14)
Mortgage recording tax	—	(69)
Deferred tax revaluation due to Tax Act	116	—
Other items	(51)	(1)
Income tax provision	$264	$64

New York State (NYS) tax law changes were enacted in 2015 that resulted in the Company generating a significant deduction, ultimately putting the Company in a NYS net operation loss position for tax purposes that will persist for the foreseeable future. It is anticipated that mortgage recording tax generated each year will reduce the NYS capital base to the fixed dollar minimum tax. Therefore, in 2015, the Company recorded a valuation allowance against its net New York deferred tax asset as of December 31, 2015 as it is unlikely this deferred tax asset will impact the Company’s New York tax liability in future years, primarily mortgage recording tax credit carryforward. The Company also de-recognized state deferred tax liabilities as a result of NYS law changes.
At December 31, 2017 and 2016, the Company had no unrecognized tax benefits recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.
Federal net operating loss carryforwards begin to expire in 2036.
9. COMPREHENSIVE INCOME
The balances and changes in the components of accumulated other comprehensive loss, net of tax, are as follows:
	For the year ended December 31, 2017
(Dollars in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Net (Losses) on Pension Plan	Accumulated Other Comprehensive (Loss)
Beginning balance	$(273)	$(2,514)	$(2,787)
Other comprehensive income (loss)	100	(87)	13
Balance before impact of ASU 2018-02	$(173)	$(2,601)	$(2,774)
Reclassification adjustment – tax rate change (ASU 2018-02)			(546)
Ending balance			$(3,320)

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

9. COMPREHENSIVE INCOME — (Continued)

	For the year ended December 31, 2016
(Dollars in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Net (Losses) on Pension Plan	Accumulated Other Comprehensive (Loss)
Beginning balance	$(51)	$(2,893)	$(2,944)
Other comprehensive income (loss)	(222)	379	157
Ending balance	$(273)	$(2,514)	$(2,787)

The amounts of income tax (expense) benefit allocated to each component of other comprehensive income are as follows:
	For the years ended
	December 31, 2017			December 31, 2016
	Before Tax Amount	Tax (Expense) Benefit	Net	Before Tax Amount	Tax (Expense) Benefit	Net
Available for sale securities:
Unrealized holding gains (losses) arising during period	$155	$(53)	$102	$(233)	$76	$(157)
Reclassification adjustment for net gains included in net income	(2)	—	(2)	(96)	31	(65)
Net unrealized gains (losses) on available for sale securities	153	(53)	100	(329)	107	(222)
Defined Benefit Pension Plan:
Net (losses) gains arising during the period	(335)	114	(221)	337	(115)	222
Less reclassification of amortization of net losses recognized in net pension expense	203	(69)	134	237	(80)	157
Net changes in defined benefit pension plan	(132)	45	(87)	574	(195)	379
Other Comprehensive Income	$21	$(8)	$13	$245	$(88)	$157

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

9. COMPREHENSIVE INCOME — (Continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss (AOCL):
	Amount Reclassified from AOCL
	For the years ended		Affected line item in the Statement of Income
	December 31, 2017	December 31, 2016
	(Unaudited)
	(Dollars in thousands)
Available-for-sale securities:
Realized gains on sale of securities	$2	$96	Net realized gains on sales of available-for-sale securities
Tax effect	—	(31)	Provision for income taxes
	2	65	Net income
Defined benefit pension plan:
Retirement plan net losses recognized in net period pension cost	203	237	Compensation and employee benefits
Tax effect	(69)	(80)	Provision for income taxes
	$134	$157	Net income

10. EMPLOYEE BENEFIT PLANS
Supplemental Executive Retirement Plan (SERP)
Beginning in 2016, the Company instituted a SERP for its executive officers. All benefits provided under the SERP are unfunded and, as the executive officers retire, the Company will make a payment to the participant. At December 31, 2017 and 2016, the Company recorded $49,771 and $17,775, respectively, for the SERP in other liabilities on the consolidated statements of financial condition. Expenses for the SERP are included in compensation and employee benefits on the consolidated statements of income and were $31,996 and $17,775, respectively, for the years ended December 31, 2017 and 2016.
Defined Benefit Plan
The Company provides pension benefits for eligible employees through a noncontributory defined benefit pension plan (the “Pension Plan”). Substantially all employees participate in the retirement plan on a noncontributing basis and are fully vested after five years of service.
On October 13, 2017, the Compensation Committee elected to soft-freeze the defined benefit pension plan effective January 1, 2018. All employees hired after that date will not be eligible to participate in the defined benefit pension plan; they will, however, be able to participate in a 401k plan that the Company will match up to 50% of the employee elected contribution amount capped at 3% of the employee’s earnings.
All plan provisions and actuarial methods used in 2017 are the same as those used in 2016, with the exception of the discount rate which decreased to 3.75% from 4.25%. The mortality tables used in 2017 were RP-2014 (adjusted) with MP-2017 mortality improvements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

10. EMPLOYEE BENEFIT PLANS — (Continued)

Information pertaining to the activity in the Pension Plan for the years ended December 31 is as follows (dollars in thousands):
	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$10,233	$10,410
Service cost	252	250
Interest cost	423	431
Actuarial loss (gain)	928	(332)
Benefits paid	(563)	(526)
Benefit obligation at end of year	11,273	10,233
Change in plan assets:
Fair value of plan assets at beginning of year	9,984	9,793
Actual return on plan assets	1,298	673
Employer contributions	500	44
Benefits paid	(563)	(526)
Fair value of plan assets at end of year	11,219	9,984
Net amount recognized, funded status	$(54)	$(249)

The accumulated benefit obligation was $10,635,713 and $9,754,419 at December 31, 2017 and 2016, respectively.
The assumptions used to determine the benefit obligation at December 31 are as follows:
	2017	2016
Discount rate	3.75%	4.25%
Rate of increase in compensation levels	3.00%	3.00%
The components of net periodic pension cost and amounts recognized in other comprehensive income for the years ended December 31 are as follows (dollars in thousands):
	2017	2016
Service cost	$252	$250
Interest cost	423	431
Expected return on assets	(705)	(668)
Amortization of unrecognized loss	203	237
Net periodic pension cost recognized in employee benefits expense	173	250
Total of amounts recognized in other comprehensive income	132	(574)
Total recognized in net periodic pension cost and other comprehensive income	$305	$(324)

The estimated net actuarial loss of  $209,000 will be amortized from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

10. EMPLOYEE BENEFIT PLANS — (Continued)

The assumptions used to determine net periodic pension cost for the years ended December 31 are as follows:
	2017	2016
Discount rate	4.25%	4.25%
Expected long-term rate of return on plan assets	7.00%	7.00%
Rate of increase in compensation levels	3.00%	3.00%
The long-term rate of return on assets assumption was set based on historical returns earned by the asset allocation of the investments currently used by the Pension Plan, which are expected continue in the future.
Pension Plan assets are invested in diversified funds under the advice of Edgewater Advisors, Ltd. The investment funds include a series of mutual funds, each with its own investment objectives, investment strategies and risks.
The fair values of the Company’s pension plan assets at December 31 by asset category are as follows:
	Market Value of Assets — December 31, 2017
Asset Category	Total	Level 1	Level 2
Equities & Commodities:
(1) Select Fundamental Value	$570	$—	$570
(2) Select S&P 500 Index	2,300	—	2,300
(3) Select Blue Chip Growth	573	—	573
(4) Select S&P Mid Cap Index	1,375	—	1,375
(5) Select Small Cap Index	1,113	—	1,113
(6) Premier Strategic Emerging Markets	565	—	565
(7) Oppenheimer Real Estate	333	—	333
Total Equities & Commodities	6,829		6,829
Fixed Income:
(8) Premier Short-Duration Bond	1,095	—	1,095
(9) Northern Bond Index	1,098	—	1,098
(10) Select Western Strategic Bond	1,096	—	1,096
(11) Premier Inflation Protected & Income Fund	554	—	555
(12) Premier Babson High Yield Bond	547	—	547
Total Fixed Income	4,390		4,390
Total Market Value	$11,219	$—	$11,219

	Market Value of Assets — December 31, 2016
Asset Category	Total	Level 1	Level 2
Cash & Cash Equivalents	$—	$—	$—
Equities & Commodities:
(1) Select Fundamental Value	502	—	502
(2) Select S&P 500 Index	2,008	—	2,008
(3) Select Blue Chip Growth	496	—	496
(4) Select S&P Mid Cap Index	1,206	—	1,206
(5) Select Small Cap Index	1,015	—	1,015
(6) Premier Strategic Emerging Markets	495	—	495
(7) Oppenheimer Real Estate	311	—	311
Total Equities & Commodities	6,033		6,033

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

10. EMPLOYEE BENEFIT PLANS — (Continued)

	Market Value of Assets — December 31, 2016
Asset Category	Total	Level 1	Level 2
Fixed Income:
(8) Premier Short-Duration Bond	984	—	984
(9) Northern Bond Index	985	—	985
(10) Select Western Strategic Bond	990	—	990
(11) Premier Inflation Protected & Income Fund	491	—	491
(12) Premier Babson High Yield Bond	501	—	501
Total Fixed Income	3,951		3,951
Total Market Value	$9,984	—	$9,984

Level 1 – Quoted Prices in Active Markets for Identical Assets
Level 2 – Significant Observable Inputs
Level 3 – Significant Unobservable Inputs
Fund Descriptions:
(1)	Select Fundamental Value — This fund invests in stocks of financially sound but temporarily out of-favor companies providing above-average total return potential and selling at below average projected P/E multiples.
(2)	Select S&P 500 Index — Seeks to match the performance of the S&P 500 by investing in a representative sample of the stocks in that index. The ability to match investment performance to the S&P 500 is affected by daily cash flow and expenses.
(3)	Select Blue Chip Growth — Invests at least 65% of assets in stocks of blue chip companies. These companies have a market capitalization of at least $200 million if included in the S&P 500 or the Dow Jones Industrial Average or $1 billion for companies not in these indices.
(4)	Select S&P Mid Cap Index — The investment seeks to provide investment results approximating (before fees and expenses) the aggregate price and dividend performance of the securities included in the Standard & Poor’s Midcap 400® Index.
(5)	Select Small Cap Index — The investment seeks to provide investment results approximating (before fees and expenses) the aggregate price and dividend performance of the securities included in the Russell 2000® Index.
(6)	Premier Strategic Emerging Markets — The investment seeks long-term capital growth. The fund mainly invests in common stocks of issuers in developing and emerging markets throughout the world and at times it may invest up to 100% of its total assets in foreign securities. It will invest at least 80% of its net assets (plus the amount of any borrowings for investment purposes) in equity securities of issuers whose principal activities are in a developing (or emerging) market, i.e. are in a developing market or are economically tied to a developing market country. The fund will invest in at least three developing markets. It focuses on companies with above-average earnings growth.
(7)	Oppenheimer Real Estate — The investment seeks total return. The fund invests at least 80% of its net assets (including borrowings for investment purposes) in common stocks and other equity securities of real estate companies. The advisor considers a real estate company to be one that derives at least 50% of its revenues from, or invests at least 50% of its assets in, the ownership, construction, financing, management or sale of commercial, industrial or residential real estate. It primarily invests in real estate investment trusts (REITs) but may also invest in real estate operating companies (REOCs) and other real estate related securities. The fund is non-diversified.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

10. EMPLOYEE BENEFIT PLANS — (Continued)

(8)	Premier Short-Duration Bond — The investment seeks to achieve a high total rate of return primarily from current income while minimizing fluctuations in capital values.
(9)	Northern Bond Index — The investment seeks to provide investment results approximating the overall performance of the securities included in the Barclays U.S. Aggregate Bond Index. The fund will invest substantially all (and at least 80%) of its net assets in bonds and other fixed income securities included in the index in weightings that approximate the relative composition of securities contained in the index. The index measures the investment grade, U.S. dollar denominated, fixed-rate taxable bond market, including Treasuries, government-related and corporate securities, mortgage-backed securities asset-backed securities, and commercial mortgage-backed securities.
(10)	Select Western Strategic Bond — The investment seeks maximum total return, consistent with preservation of capital and prudent investment management. Under normal circumstances, the fund invests at least 80% of its net assets in a diversified portfolio of investment grade fixed income securities (rated Baa3 or higher by Moody’s, BBB or higher by Standard & Poor’s, BBB- or higher by Fitch, or A-2 by S&P, P-2 by Moody’s, or F-2 by Fitch for short-term debt obligations, or, if unrated, determined by the fund’s sub-adviser, Metropolitan West Asset Management, LLC, to be of comparable quality).
(11)	Premier Inflation Protected & Income Fund — The investment seeks to achieve as high a total rate of real return on an annual basis as is considered consistent with prudent investment risk and the preservation of capital. The fund invests at least 80% of its net assets (plus the amount of any borrowings for investment purposes) in inflation-indexed bonds and other income producing securities. It may also invest in other income-producing securities of any kind. The advisor generally intends to maintain a dollar-weighted average credit quality of A or better. The fund may invest up to 15% of its total assets in securities that are not denominated in U.S. dollars.
(12)	Premier Babson High Yield Bond — The investment seeks to achieve a high level of total return, with an emphasis on current income, by investing primarily in high yield debt and related securities. The fund invests primarily in lower rated U.S. debt securities, including securities in default. It invests at least 80% of its net assets (plus the amount of any borrowings for investment purposes) in lower rated fixed income securities (rated below Baa3 by Moody’s, below BBB- by Standard & Poor’s or the equivalent by any NRSRO (using the lower rating) or, if unrated, determined to be of below investment grade quality by the fund’s sub-adviser.
The fair values of mutual funds are based upon quoted prices of each fund’s underlying securities. The Company is not required to make any contributions to its defined benefit pension plan in 2018.
Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:
2018	$555,368
2019	$552,680
2020	$545,473
2021	$533,020
2022	$562,734
2023 – 2027	$3,147,152

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

10. EMPLOYEE BENEFIT PLANS — (Continued)

EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)
Effective upon the completion of the Company’s initial public stock offering in October 2017, the Bank established and Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $775,740 in proceeds from a term loan obtained from the Company to purchase 77,574 shares of common stock on the open market at an average price of  $10.00 per share. The ESOP loan will be repaid principally from the Bank’s contribution to the ESOP in annual payments through 2047 at a fixed interest rate of 4.25%. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Bank recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized $5,809 of compensation expense related to this plan for the year ended December 31, 2017. At December 31, 2017, there were 76,993 shares not yet released having an aggregate market value of approximately $674,000. Participant vesting provisions for the ESOP are 20% per year and will be fully vested upon completion of six years of credited service. Eligible employees who were employed with the Bank shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.
11. FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Management uses its best judgment in estimating the fair value of the Company’s assets and liabilities; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all assets and liabilities, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of assets and liabilities subsequent to the respective reporting dates may be different than the amounts reported at each year-end.
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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

11. FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS
 — (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:
	Total	Level 1	Level 2	Level 3
	(In Thousands of Dollars)
Available-for-sale Securities:
December 31, 2017:
Municipal securities	$9,038	$—	$9,038	$—
Mortgage-backed securities and collateralized mortgage obligations	10,216	—	10,216	—
US government and agency obligations	—	—	—	—

Corporate securities	2,843	—	2,843	—
	$22,097	$—	$22,097	$—
December 31, 2016:
Municipal securities	$10,592	$—	$10,592	$—
Mortgage-backed securities and collateralized mortgage obligations	7,736	—	7,736	—
US government and agency obligations	315	—	315	—
Corporate securities	807	—	807	—
	$19,450	$—	$19,450	$—

There were no securities transferred out of level 2 securities available-for-sale during the twelve months ended December 31, 2017 and 2016.
Required disclosures include fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate, and estimates of future cash flows. In that regard, the fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at December 31, 2017 and 2016.
Cash and due from banks
The carrying amounts of these assets approximate their fair values.
Securities Available-For-Sale
The fair value of securities available-for-sale (carried at fair value) are determined by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

11. FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS
 — (Continued)

exclusively on quoted market prices for the specific securities but rather relying on the securities’ relationship to other benchmark quoted prices and is a Level 2 measurement.
Investment in FHLBNY Stock
The carrying value of FHLBNY stock approximates its fair value based on the redemption provisions of the FHLBNY stock, resulting in a Level 2 classification.
Loans, Net
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
	Fair Value Hierarchy	Carrying Amount	Fair Value
	(In Thousands of Dollars)
December 31, 2017:
Financial assets:
Cash and due from banks	Level 1	4,375	4,375
Securities available-for-sale	Level 2	22,097	22,097
Investment in FHLB stock	Level 2	2,340	2,340
Loans, net	Level 3	141,150	139,178
Accrued interest receivable	Level 1	666	666
Financial liabilities:
Deposits	Level 1∕2	129,596	127,610
Advances and borrowings from FHLB	Level 2	24,500	24,500
Accrued interest payable	Level 1	62	62
Advances from borrowers for taxes and insurance	Level 1	1,957	1,957

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

11. FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS
 — (Continued)

	Fair Value Hierarchy	Carrying Amount	Fair Value
	(In Thousands of Dollars)
December 31, 2016:
Financial assets:
Cash and due from banks	Level 1	1,762	1,762
Securities available-for-sale	Level 2	19,450	19,450
Investment in FHLB stock	Level 2	2,090	2,090
Loans, net	Level 3	132,364	130,581
Accrued interest receivable	Level 1	630	630
Financial liabilities:
Deposits	Level 1∕2	119,542	115,440
Advances and borrowings from FHLB	Level 2	28,000	28,000
Accrued interest payable	Level 1	27	27
Advances from borrowers for taxes and insurance	Level 1	2,008	2,008
The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2017 and December 31, 2016 are as follows:
Assets Measured at Fair Value on a Nonrecurring Basis
In addition to disclosure of the fair value of assets on a recurring basis, ASC Topic 820 requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as impaired assets and foreclosed real estate. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated as required by ASC Topic 310, “Receivables- Loan Impairment” when establishing the allowance for loan losses. Impaired loans are those in which the Company has measured impairment generally based on the fair value of the loan’s collateral less estimated selling costs. Fair value of real estate collateral is generally determined based upon independent third-party appraisals of the properties, which consider sales prices of similar properties in the proximate vicinity or by discounting expected cash flows from the properties by an appropriate risk adjusted discount rate. Management may adjust the appraised values as deemed appropriate. Fair values of collateral other than real estate is based on an estimate of the liquidation proceeds. Impaired loans and foreclosed real estate are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the asset balances net of a valuation allowance.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

11. FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS
 — (Continued)

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2017 and 2016 were as follows:
	Total	Level 1	Level 2	Level 3
	(In Thousands of Dollars)
December 31, 2017:
Impaired loans	$2,384	$—	$—	$2,384
December 31, 2016:
Impaired loans	$268	$—	$—	$268
Foreclosed real estate	23	—	—	23

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value:
	Quantitative Information about Level 3 Fair Value Measurements
	Valuation Techniques	Unobservable Input	Adjustment
Impaired loans	Lower of appraisal of collateral or asking price less selling costs	Appraisal adjustments	10%
		Costs to sell	10%
Foreclosed real estate	Market valuation of property	Costs to sell	10%
At December 31, 2017 and 2016, the fair value consists of loan balances of  $2,384,000 and $268,000, respectively, net of a valuation allowance of  $7,000 and $93,000, respectively.
At December 31, 2017 and 2016, foreclosed real estate valued using Level 3 inputs had a carrying amount of  $0 and $22,000 with no valuation allowances recorded, respectively.
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
12. COMMITMENTS AND CONTINGENCIES
The Company is at times, and in the ordinary course of business, subject to legal actions. Management believes that losses, if any, resulting from current legal actions will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit, market, and interest rate risk more than the amounts recognized in the consolidated statements of financial condition.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

12. COMMITMENTS AND CONTINGENCIES — (Continued)

As of the dates indicated, the following financial instruments were outstanding whose contract amounts represent credit risk:
	December 31,
	2017	2016
	(In Thousands of Dollars)
Commitments to Grant Loans	$1,489	$2,523
Unfunded Commitments Under Lines of Credit	$4,020	$4,845

Commitments to extend credit are agreements to lend to a customer if there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company, is based on management’s credit evaluation of the customer.
Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.
13. REGULATORY CAPITAL REQUIREMENTS
The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators, which if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.
The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.
The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios set forth in the table below of total, Tier 1, and Tier 1 common equity capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2017 and 2016, that the Bank met all capital adequacy requirements to which it is subject.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

13. REGULATORY CAPITAL REQUIREMENTS — (Continued)

As of December 31, 2017, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk- based, Tier 1 risk-based, Tier 1 common equity risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Company’s category. The Company’s actual capital amounts and ratios as of December 31 are as follows:
	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under The Prompt and Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands of Dollars)
As of December 31, 2017:
Total core capital to risk weighted assets	$20,154	18.53%	$8,700	8.00%	$10,875	10.00%
Tier 1 capital to risk weighted assets	18,913	17.39%	6,525	6.00%	8,700	8.00%
Tier 1 common equity to risk weighted assets	18,913	17.39%	4,894	4.50%	7,068	6.50%
Tier 1 capital to assets	18,913	10.70%	7,071	4.00%	8,838	5.00%
As of December 31, 2016:
Total core capital to risk weighted assets	$14,737	15.56%	$7,575	8.00%	$9,469	10.00%
Tier 1 capital to risk weighted assets	13,567	14.32%	5,681	6.00%	7,575	8.00%
Tier 1 common equity to risk weighted assets	13,567	14.32%	4,261	4.50%	6,155	6.50%
Tier 1 capital to assets	13,567	8.65%	6,276	4.00%	7,845	5.00%
14. Parent company only financial information
The following condensed financial statements summarize the financial position and results of operations and cash flows of the parent savings and loan holding company, Seneca Financial Corp., as of December 31, 2017 and for the year then ended.
Parent Only Condensed Balance Sheets
December 31, 2017
(In Thousands of Dollars)
Assets
Cash in bank subsidiary	$2,079
Investment in subsidiaries, at underlying equity	15,593
Loan receivable – ESOP	773
Other assets	10
Total assets	$18,455
Liabilities and Stockholders’ Equity
Liabilities:	$—
Other liabilities	53
Total liabilities	53
Stockholders’ equity:
Total stockholders’ equity	18,402
Total liabilities and stockholders’ equity	$18,455

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2017 and 2016

14. Parent company only financial information — (Continued)

Parent Only Condensed Statements of Income
Year Ended December 31, 2017
(In Thousands of Dollars)
Interest income:
Income on ESOP loan	$7
Total interest income	7
Non-interest expenses:
Other non-interest expense	75
Loss before income taxes	(68)
Income tax benefit	(23)
Loss before equity in undistributed earnings of Bank	(45)
Equity in undistributed earnings of Bank	569
Net income	$524

Parent Only Statement of Cash Flows
Year Ended December 31, 2017
(In thousands)
Cash flows from operating activities:	$524
Net income
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of Bank	(569)
Increase in other assets	(10)
Increase in other liabilities	48
Net cash used in operating activities	(7)
Cash flows from investing activities:
Capital injection into Bank from stock offering	(5,000)
Payments received on ESOP loan	7
Net cash used in investing activities	(4,993)
Cash flows from financing activities:
Proceeds from issuance of common stock net of expenses	7,755
Initial capitalization of MHC	100
Funding of ESOP	(776)
Net cash provided by financing activities	7,079
Net change in cash and cash equivalents	2,079
Cash and cash equivalents – beginning of year	—
Cash and cash equivalents – end of year	$2,079

ITEM 9.
Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.
ITEM 9A.
Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
There were no changes made in our internal controls during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
ITEM 9B.
Other Information

None.
PART III
ITEM 10.
Directors, Executive Officers and Corporate Governance

Seneca Financial Corp. has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of the Code is available on Seneca Financial Corp.’s website at www.senecasavings.com under “Resources — Investor Relations — Overview — Governance Documents.”
The information contained under the sections captioned “Proposal I — Election of Directors” in the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.
ITEM 11.
Executive Compensation

The information contained under the section captioned “Proposal I — Election of Directors —  Executive Compensation” in the definitive Proxy Statement is incorporated herein by reference.
ITEM 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)
Securities Authorized for issuance under Stock-Based Compensation Plans

As of December 31, 2017, we did not have any compensation plans (other than our Employee Stock Ownership Plan) under which equity securities of the Company are authorized for issuance.
(b)
Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.
(c)
Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.

(d)
Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.
ITEM 13.
Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections captioned “Proposal I — Election of Directors — Transactions with Certain Related Persons,” “— Board Independence” and “— Meetings and Committees of the Board of Directors” of the Proxy Statement.
ITEM 14.
Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement.

PART IV
ITEM 15.
Exhibits and Financial Statement Schedules

3.1	Charter of Seneca Financial Corp. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Seneca Financial Corp. (File No. 333-218749), initially filed with the Securities and Exchange Commission on June 14, 2017)
3.2	Bylaws of Seneca Financial Corp. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Seneca Financial Corp. (File No. 333-218749), initially filed with the Securities and Exchange Commission on June 14, 2017)
4	Form of Common Stock Certificate of Seneca Financial Corp. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of Seneca Financial Corp. (File No. 333-218749), initially filed with the Securities and Exchange Commission on June 14, 2017)
10.1	Employment Agreement by and between Seneca Federal Savings and Loan Association and Joseph G. Vitale (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of Seneca Financial Corp. (File No. 333-218749), initially filed with the Securities and Exchange Commission on June 14, 2017)
10.2	Employment Agreement by and between Seneca Federal Savings and Loan Association and Vincent J. Fazio (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Seneca Financial Corp. (File No. 333-218749), initially filed with the Securities and Exchange Commission on June 14, 2017)†
10.3	Employment Agreement by and between Seneca Federal Savings and Loan Association and George J. Sageer (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Seneca Financial Corp. (File No. 333-218749), initially filed with the Securities and Exchange Commission on June 14, 2017)†
10.4	Supplemental Executive Retirement Agreement by and between Seneca Federal Savings and Loan Association and Joseph G. Vitale (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Seneca Financial Corp. (File No. 333-218749), initially filed with the Securities and Exchange Commission on June 14, 2017)†
10.5	Supplemental Executive Retirement Agreement by and between Seneca Federal Savings and Loan Association and Vincent J. Fazio (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of Seneca Financial Corp. (File No. 333-218749), initially filed with the Securities and Exchange Commission on June 14, 2017)†
10.6	Supplemental Executive Retirement Agreement by and between Seneca Federal Savings and Loan Association and George J. Sageer (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of Seneca Financial Corp. (File No. 333-218749), initially filed with the Securities and Exchange Commission on June 14, 2017)†
10.7	Executive Split Dollar Life Insurance Agreement by and between Seneca Federal Savings and Loan Association and Joseph G. Vitale (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of Seneca Financial Corp. (File No. 333-218749), initially filed with the Securities and Exchange Commission on June 14, 2017)†
10.8	Executive Split Dollar Life Insurance Agreement by and between Seneca Federal Savings and Loan Association and Vincent J. Fazio (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Seneca Financial Corp. (File No. 333-218749), initially filed with the Securities and Exchange Commission on June 14, 2017)†
10.9	Executive Split Dollar Life Insurance Agreement by and between Seneca Federal Savings and Loan Association and George J. Sageer (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of Seneca Financial Corp. (File No. 333-218749), initially filed with the Securities and Exchange Commission on June 14, 2017)†

21	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K, formatted in XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements

†
Management contract or compensation plan or arrangement.

ITEM 16.
Form 10-K Summary

Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SENECA FINANCIAL CORP.
Date: April 2, 2018	By: /s/ Joseph G. Vitale Joseph G. Vitale President, Chief Executive Officer and Director (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signatures	Title	Date
/s/ Joseph G. Vitale Joseph G. Vitale	President, Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2018
/s/ Vincent J. Fazio Vincent J. Fazio	Executive Vice President, Chief Financial Officer and director (Principal Financial and Accounting Officer)	April 2, 2018
/s/ William Le Beau William Le Beau	Chairman of the Board	April 2, 2018
/s/ William J. Gould William J. Gould	Director	April 2, 2018
/s/ James Hickey James Hickey	Director	April 2, 2018
/s/ Francis R. Marlowe Francis R. Marlowe	Director	April 2, 2018