Form 10-Q
period 2018-03-31
Seneca Financial Corp.
filed 2018-05-15
CIK 1708715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

SENECA FINANCIAL CORP.

(Exact Name of Company as Specified in its Charter)

Federal	000-55853	82-3128044
(State of Other Jurisdiction of Incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

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

As of May 10, 2018, there were 1,978,923 shares issued and outstanding of the registrant’s common stock.

SENECA FINANCIAL CORP.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands except per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and due from banks	$4,012	$4,375
Securities, available-for-sale	26,006	22,097
Loans, net of allowance for loan losses of $1,251 (3/31/18) and $1,241 (12/31/17)	143,302	141,150
Federal Home Loan Bank of New York stock, at cost	2,242	2,340
Interest receivable	665	666
Premises and equipment, net	2,583	2,626
Bank owned life insurance	2,395	2,381
Other assets	1,184	539
Total assets	$182,389	$176,174

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$14,535	$11,357
Interest bearing	124,159	118,239
Total Deposits	138,694	129,596
Short term Federal Home Loan Bank advances	1,100	4,100
Long term Federal Home Loan Bank advances	21,650	20,400
Advances from borrowers for taxes and insurance	1,624	1,957
Pension liability	55	55
Other liabilities	928	1,664
Total liabilities	164,051	157,772
EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized and unissued	-	-
Common stock, $0.01 par value, 19,000,000 shares authorized, 1,978,923 shares issued and outstanding at March 31, 2018 and December 31, 2017	9	9
Additional paid-in capital	7,846	7,846
Retained earnings	14,804	14,637
Unearned ESOP shares, at cost	(764)	(770)
Accumulated other comprehensive loss	(3,557)	(3,320)
Total equity	18,338	18,402
Total liabilities and equity	$182,389	$176,174

The accompanying notes are an integral part of these statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands except per share data)

	Three Months Ended March 31,
	2018	2017
INTEREST INCOME
Loans, including fees	$1,601	$1,498
Securities	165	120
Other	12	3
Total interest income	1,778	1,621
INTEREST EXPENSE
Deposits	276	200
Advances and borrowings	138	104
Total interest expense	414	304
Net interest income	1,364	1,317
PROVISION FOR LOAN LOSSES	10	40
Net interest income after provision for loan losses	1,354	1,277
NON-INTEREST INCOME
Service fees	38	44
Income from financial services	52	37
Fee income	35	24
Earnings on bank-owned life insurance	14	17
Net gains on sale of residential mortgage loans	1	18
Net gains on sales of available-for-sale securities	-	1
Gain on sale of foreclosed real estate	-	3
Total non-interest income	140	144
NON-INTEREST EXPENSE
Compensation and employee benefits	716	651
Core processing	191	150
Premises and equipment	112	106
Professional fees	72	97
Postage & Office Supplies	32	28
FDIC premiums	2	25
Advertising	44	29
Mortgage recording tax	9	15
Other	114	116
Total non-interest expense	1,292	1,217
Income before provision for income taxes	202	204
PROVISION FOR INCOME TAXES	35	40
Net income	$167	$164
Net income per common shares - basic and diluted	$0.09	N/A
Weighted average number of shares outstanding - basic and diluted	1,901,937	N/A

The accompanying notes are an integral part of these statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2018	2017

NET INCOME	$167	$164

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX
Unrealized gains on available-for-sale securities:
Unrealized holding (loss) gains arising during period	(300)	63
Reclassification adjustment for net gains included in net income	-	(1)

Net unrealized gains on available-for-sale securities	(300)	62

Defined benefit pension plan:
Net gains (losses) arising during the period	-	-
Reclassification of amortization of net losses recognized in net periodic pension cost	-	-

Net changes in defined benefit pension plan	-	-

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX	(300)	62

Tax effect	(63)	21

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(237)	41

TOTAL COMPREHENSIVE (LOSS) INCOME	$(70)	$205

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(Unaudited)

(In thousands except per share data)

					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Unearned ESOP	Comprehensive	Total
	Stock	Capital	Earnings	Shares	Loss	Equity

BALANCE, JANUARY 1, 2018	$9	$7,846	$14,637	$(770)	$(3,320)	$18,402

Net income	-	-	167	-	-	167
Other comprehensive loss	-	-	-	-	(237)	(237)
ESOP shares committed to be released (648 shares)	-	-	-	6	-	6

BALANCE, MARCH 31, 2018	$9	$7,846	$14,804	$(764)	$(3,557)	$18,338

BALANCE, JANUARY 1, 2017	-	-	13,567	-	(2,787)	$10,780

Net income	-	-	164	-	-	164
Other comprehensive income	-	-	-	-	41	41

BALANCE, MARCH 31, 2017	$-	$-	$13,731	$-	$(2,746)	$10,985

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$167	$164
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	49	39
Provision for loan losses	10	40
Net amortization of premiums and discounts on securities	66	69
Gain on sale of residential mortgage loans	(1)	(18)
Proceeds from sale of residential mortgage loans held for sale	155	1,202
Origination of residential mortgage loans held for sale	(154)	(1,184)
Gain on sale of foreclosed assets	-	(3)
Gain on sale of available-for-sale securities	-	(1)
Amortization of deferred loan fees	3	4
ESOP compensation expense	6
Earnings on investment in bank owned life insurance	(14)	(17)
Decrease in accrued interest receivable	1	26
Increase in other assets	(645)	(492)
Change in deferred income tax benefit	63	-
(Decrease) Increase in other liabilities	(736)	60
Net cash flow (used in) provided by operating activities	(1,030)	(111)
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in securities available-for-sale
Proceeds from calls and maturities	-	825
Proceeds from sales	-	1,224
Principal repayments	558	418
Purchases	(4,833)	(2,113)
Purchases of Federal Home Loan Bank of New York stock	(288)	(237)
Redemptions of Federal Home Loan Bank of New York stock	386	494
Loan originations and principal collections, net	(2,165)	(2,432)
Proceeds from sales of foreclosed assets	-	310
Purchases or premises and equipment	(6)	(5)
Net cash flow used in investing activities	(6,348)	(1,516)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	9,098	12,796
Decrease in advances from borrowers for taxes and insurance	(333)	(147)
Proceeds from long-term advances	1,250	3,000
Decrease in short term FHLB advances	(3,000)	(10,000)
Net cash flow provided by financing activities	7,015	5,649
Net change in cash and cash equivalents	(363)	4,022
CASH AND CASH EQUIVALENTS - beginning of year	4,375	1,762
CASH AND CASH EQUIVALENTS - end of year	$4,012	$5,784
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and borrowed funds	$407	$292
Income taxes	$-	$1
Transfer of loans to other real estate owned	$-	$451

The accompanying notes are an integral part of these statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of MARCH 31, 2018 (unaudited) and December 31, 2017 and THE three months ended MARCH 31, 2018 and 2017 (unaudited)

1.	BASIS OF PRESENTATION

Seneca Financial Corp. (the “Company”), a federal corporation that was organized in 2017, is a savings and loan holding company of Seneca Savings (the “Bank”). The Bank maintains its executive offices and main branch in Baldwinsville, New York, with branches in Liverpool and North Syracuse, New York. The Bank is a community-oriented savings bank whose business primarily consists of accepting deposits from customers within its market area and investing those funds primarily in residential mortgage loans. The Bank has one wholly-owned subsidiary: Seneca Savings Insurance Agency, Inc. dba Financial Quest ("Quest"). Quest offers financial planning and investment advisory services and sells various insurance and investment products through broker networks. The consolidated financial statements of the Company include the accounts of Quest. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the financial position of the Company as of March 31, 2017 and the results of its operations and its cash flows for the periods presented. The interim financial information should be read in conjunction with the annual financial statements and the notes thereto included in the Form 10-K of the Company.

The results of operations at and for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates – The preparation of financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the estimation of fair values, pension plan and valuation allowances associated with the realization of deferred tax assets, which are based on future taxable income.

Summary of Significant Accounting Policies – The accounting and reporting policies of the Company conform to U.S. GAAP and general practices within the banking industry. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in the Company’s financial statements for the year ended December 31, 2017 included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission on April 2, 2018.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of MARCH 31, 2018 (unaudited) and December 31, 2017 and THE three months ended MARCH 31, 2018 and 2017 (unaudited)

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model). Under the CECL model entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exits) from the date of initial recognition of that instrument. Further, ASU 2016-13 made certain targeted amendments to the existing impairment model for available for sale (“AFS”) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  ASU 2016-13 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2019 for all public business entities that are SEC filers. Early application is permitted as of the annual reporting periods beginning after December 15, 2018, including interim periods within those periods. An entity will apply the amendments in this ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company’s management is evaluating the potential impact on our consolidated financial statements; however, due to the significant differences in the revised guidance from existing U.S. GAAP, the implementation of this guidance may result in material changes in our accounting for credit losses on financial instruments. We are also reviewing the impact of additional disclosures required under ASU 2016-13 on our ongoing financial reporting.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of MARCH 31, 2018 (unaudited) and December 31, 2017 and THE three months ended MARCH 31, 2018 and 2017 (unaudited)

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The objective of ASU 2014-09 is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects consideration which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will replace most existing revenue recognition guidelines under U.S. GAAP when it becomes effective. In August 2015, the FASB issued an amendment (ASU 2015-14) which defers the effective date of this new guidance by one year. More detailed implementation guidance on ASU 2014-09 was issued in March 2016 (ASU 2016-08), April 2016 (ASU 2016-10) and May 2016 (ASU 2016-12), and the effective date and transition requirements for these ASUs are the same as the effective date and transition requirements of ASU 2014-09. The amendments in ASU 2014-09 are effective for public business entities for annual periods, beginning after December 15, 2017. The guidance allows an entity to apply the new standard either retrospectively or through a cumulative effect adjustment as of January 1, 2018. ASU 2014-09 does not apply to revenue associated with financial instruments, including loans, securities, and derivatives, that are accounted for under other U.S. GAAP guidance. For that reason, management of the Company does not expect it to have a material impact on our consolidated results of operations for elements of the statement of income associated with financial instruments, including securities gains, interest income and interest expense. However, we do believe the new standard will result in new disclosure requirements. We are currently in the process of reviewing contracts to assess the impact of the new guidance on our service offerings, that are in the scope of the guidance, and included in non-interest income such as service charges, payment processing fees, and other services fees. The Company is continuing to evaluate the effect of the new guidance on revenue sources other than financial instruments on our financial position and consolidated results of operations. The Company’s revenue is primarily comprised of interest income on financial instruments, including investment securities and loans, which are excluded from the scope of ASU 2014-09. The Company adopted the standard in the current quarter. The most significant impact of the update for the Company was the additional disclosure requirements relating to non-interest income, specifically service charges and deposit-related fees.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update also simplify the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods with those fiscal years. The adoption had no impact on the consolidated financial statements and only impacted fair value measurement disclosures.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of MARCH 31, 2018 (unaudited) and December 31, 2017 and THE three months ended MARCH 31, 2018 and 2017 (unaudited)

3.	Securities

The amortized cost and fair values of securities, with gross unrealized gains and losses are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:

March 31, 2018 (Unaudited):
Municipal securities	$9,759	$-	$(254)	$9,505
Mortgage-backed securities and collateralized mortgage obligations	11,950	6	(307)	11,649
Corporate securities	4,858	11	(17)	4,852
	$26,567	$17	$(578)	$26,006

December 31, 2017:
Municipal securities	$9,157	$9	$(128)	$9,038
Mortgage-backed securities and collateralized mortgage obligations	10,378	7	(169)	10,216
Corporate securities	2,823	20	-	2,843
	$22,358	$36	$(297)	$22,097

Mortgage backed securities and collateralized mortgage obligations consist of securities that are issued by Fannie Mae (“FNMA”), Freddie Mac (“FHLMC”), Ginnie Mae (“GNMA”), and are collateralized by residential mortgages. U.S. Government and agency obligations include notes and bonds with both fixed and variable rates. Municipal securities consist of government obligation and revenue bonds. Corporate securities consist of variable rate bonds with large financial institutions.

Investment securities with carrying amounts of $10.6 million and $9.2 million were pledged to secure advances and for other purposes required or permitted by law for the three months ended March 31, 2018 and for the year ended December 31, 2017, respectively.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of MARCH 31, 2018 (unaudited) and December 31, 2017 and THE three months ended MARCH 31, 2018 and 2017 (unaudited)

3.	Securities (Continued)

The amortized cost and fair value of debt securities based on the contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	March 31, 2018
	(Unaudited)		December 31, 2017

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	2,804	2,803	783	783
Due after five years through ten years	6,517	6,438	6,523	6,512
Due after ten years	5,296	5,116	4,674	4,586
Mortgage-backed securities and collateralized mortgage obligations	11,950	11,649	10,378	10,216
	$26,567	$26,006	$22,358	$22,097

During the three months ended March 31, 2018 the Company did not sell any securities. During the three months ended March 31, 2017 the Company sold available-for-sale securities with gross realized gains of $1,258, and gross realized losses of $118.

Management has reviewed its loan, mortgage backed securities and collateralized mortgage obligations portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages. The Company is not in the practice of investing in, or originating, these types of investments or loans.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of MARCH 31, 2018 (unaudited) and December 31, 2017 and THE three months ended MARCH 31, 2018 and 2017 (unaudited)

3.	Securities (Continued)

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position follows:

	Less than Twelve Months		Twelve Months and Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

March 31, 2018 (Unaudited):
Municipal securities	$(81)	$5,045	$(173)	$4,459
Mortgage-backed securities and collateralized mortgage obligations	(137)	6,949	(170)	4,070
Corporate Securities	(17)	2,017	-	-
	$(235)	$14,011	$(343)	$8,529
December 31, 2017:
Municipal securities	$(22)	$3,335	$(106)	$4,545
Mortgage-backed securities and collateralized mortgage obligations	(68)	6,282	(101)	3,420
	$(90)	$9,617	$(207)	$7,965

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For the three months ended March 31, 2018, the Company did not record an other-than-temporary impairment charge.

At March 31, 2018, twelve municipal securities and six mortgage-backed securities and collateralized mortgage obligations were in a continuous loss position for more than twelve months. At March 31, 2018, fourteen municipal securities, ten mortgage-backed securities and collateralized mortgage obligations and four corporate securities were in a continuous loss position for less than twelve months.

At December 31, 2017, five collateralized mortgage obligations and twelve municipal securities were in a continuous loss position for more than twelve months. At December 31, 2017, nine municipal securities, ten mortgage backed securities and collateralized mortgage obligations were in a continuous loss position for less than twelve months.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of MARCH 31, 2018 (unaudited) and December 31, 2017 and THE three months ended MARCH 31, 2018 and 2017 (unaudited)

4.	LOANS

Net loans at March 31, 2018 and December 31, 2017 are as follows:

	March 31,	December 31,
	2018	2017
	(Unaudited)
	(In thousands)

Mortgage loans on real estate:
One-to-four family first lien residential	$96,504	$95,697
Residential construction	5,660	5,978
Home equity loans and lines of credit	7,539	7,706
Commercial	22,372	21,673

Total mortgage loans on real estate	$132,075	$131,054

Commercial and industrial	9,571	8,312

Consumer loans	2,348	2,443

Total loans	143,994	141,809

Allowance for credit losses	(1,251)	(1,241)
Net deferred loan origination costs	559	582

Net loans	$143,302	$141,150

Loan Origination / Risk Management

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of MARCH 31, 2018 (unaudited) and December 31, 2017 and THE three months ended MARCH 31, 2018 and 2017 (unaudited)

4.	LOANS (Continued)

Risk Characteristics of Portfolio Segments

The risk characteristics within the loan portfolio vary depending on the loan segment. Consumer loans generally are repaid from personal sources of income. Risks associated with consumer loans primarily include general economic risks such as declines in the local economy creating higher rates of unemployment. Those conditions may also lead to a decline in collateral values should the Company be required to repossess the collateral securing consumer loans. These economic risks also impact the commercial loan segment, however commercial loans are considered to have greater risk than consumer loans as the primary source of repayment is from the cash flow of the business customer. Real estate loans, including residential mortgages, commercial, and home equity loans, comprise approximately 92% of the portfolio at March 31, 2018 and 92% of the portfolio at December 31, 2017. Loans secured by real estate provide collateral protection and thus significantly reduce the inherent risk in the portfolio.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of MARCH 31, 2018 (unaudited) and December 31, 2017 and THE three months ended MARCH 31, 2018 and 2017 (unaudited)

4.	LOANS (Continued)

The following table presents the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings within the Company's internal risk rating system as of March 31, 2018 and December 31, 2017. There were no doubtful accounts at March 31, 2018 or December 31, 2017.

	March 31, 2018 (Unaudited)
	(In thousands)
	Pass	Special Mention	Substandard	Loss	Total
Mortgage loans on real estate:
One-to-four family first lien residential	$96,504	$-	$-	$-	$96,504
Residential construction	5,660	-	-	-	5,660
Home equity loans and lines of credit	7,539	-	-	-	7,539
Commercial	20,692	-	1,680	-	22,372
Total mortgage loans on real estate	130,395	-	1,680	-	132,075
Commercial and industrial	9,332	-	239		9,571
Consumer loans	2,348	-	-	-	2,348
Total loans	$142,075	$-	$1,919	$-	$143,994

	December 31, 2017
	(In thousands)
	Pass	Special Mention	Substandard	Loss	Total
Mortgage loans on real estate:
One-to-four family first lien residential	$95,697	$-	$-	$-	$95,697
Residential construction	5,978	-	-	-	5,978
Home equity loans and lines of credit	7,706	-	-	-	7,706
Commercial	19,985	-	1,688	-	21,673
Total mortgage loans on real estate	129,366	-	1,688	-	131,054
Commercial and industrial	7,944	77	291		8,312
Consumer loans	2,443	-	-	-	2,443
Total loans	$139,753	$77	$1,979	$-	$141,809

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of MARCH 31, 2018 (unaudited) and December 31, 2017 and THE three months ended MARCH 31, 2018 and 2017 (unaudited)

4.	LOANS (Continued)

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date. An age analysis of past due loans, segregated by class of loans, are as follows:

	March 31, 2018 (Unaudited)
	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
One-to-four family first lien residential	$1,340	$-	$953	$2,293	$94,211	$96,504
Residential construction	-	-	-	-	5,660	5,660
Home equity loans and lines of credit	-	-	-	-	7,539	7,539
Commercial	-	-	-	-	22,372	22,372
Total mortgage loans on real estate	1,340	-	953	2,293	129,782	132,075
Commercial and industrial	212	-	-	212	9,359	9,571
Consumer loans	1	-	8	9	2,339	2,348
Total loans	$1,553	$-	$961	$2,514	$141,480	$143,994

	December 31, 2017
	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
One-to-four family first lien residential	$740	$121	$1,177	$2,038	$93,659	$95,697
Residential construction	-	-	-	-	5,978	5,978
Home equity loans and lines of credit	-	-	-	-	7,706	7,706
Commercial	247	-	-	247	21,426	21,673
Total mortgage loans on real estate	987	121	1,177	2,285	128,769	131,054
Commercial and industrial	-	-	-	-	8,312	8,312
Consumer loans	29	8	-	37	2,406	2,443
Total loans	$1,016	$129	$1,177	$2,322	$139,487	$141,809

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of MARCH 31, 2018 (unaudited) and December 31, 2017 and THE three months ended MARCH 31, 2018 and 2017 (unaudited)

4.	LOANS (Continued)

Nonaccrual loans, segregated by class of loan as of March 31, 2018 and December 31, 2017 are as follows:

	March 31,	December 31,
	2018	2017
	(Unaudited)
	(In thousands)

Mortgage loans on real estate	$953	$1,177
Commercial and industrial loans	-	-
Consumer loans	8	-
Total nonaccrual loans	$961	$1,177

The following table summarizes impaired loan information by portfolio class:

	March 31, 2018 (Unaudited)
	(In thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Mortgage loans on real estate	$318	$318	$8
Commercial and industrial loans	-	-	-
	318	318	8
With no allowance recorded:
Mortgage loans on real estate	1,700	1,700	-
Commercial and industrial loans	-	-	-
	1,700	1,700	-

Total	$2,018	$2,018	$8

	December 31, 2017
	(In thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Mortgage loans on real estate	$318	$318	$7
Commercial and industrial loans	-	-	-
	318	318	7
With no allowance recorded:
Mortgage loans on real estate	1,640	1,640	-
Commercial and industrial loans	-	-	-
	1,640	-	-

Total	$1,958	$1,958	$7

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of MARCH 31, 2018 (unaudited) and December 31, 2017 and THE three months ended MARCH 31, 2018 and 2017 (unaudited)

4.	LOANS (Continued)

The following table presents the average recorded investment in impaired loans:

	March 31,	December 31,
	2018	2017
	(Unaudited)
	(In thousands)

Mortgage loans on real estate - commercial	$1,988	$1,556
Commercial and industrial loans	-	177

Total	$1,988	$1,733

Troubled debt restructurings (“TDRs”) occur when we grant borrowers concessions that we would not otherwise grant but for economic or legal reasons pertaining to the borrower’s financial difficulties. A concession is made when the terms of the loan modification are more favorable than the terms the borrower would have received in the current market under similar financial difficulties. These concessions may include, interest by the borrower to satisfy all or part of the debt, or the addition of borrower(s). The Company identifies loans for potential TDRs primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. Generally, we will not return a TDR to accrual status until the borrower has demonstrated the ability to make principal and interest payments under the restructured terms for at least six consecutive months. The Company’s TDRs are impaired loans, which may result in specific allocations and subsequent charge-offs if appropriate.

As of March 31, 2018, the Company modified two commercial mortgage loans valued together at $1.0 million that are considered TDRs. We modified the terms to interest only for a two year period. These loans are paying according to their modified terms and are classified as substandard and impaired. There were no loans considered to be TDRs at March 31, 2017.

The following table presents interest income recognized on impaired loans for the three months ended March 31, 2018 and 2017:

	March 31,
	2018	2017
	(Unaudited)
	(In thousands)

Mortgage loans on real estate - commercial	$10	$2
Commercial and industrial loans	-	5

Total	$10	$7

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of MARCH 31, 2018 (unaudited) and December 31, 2017 and THE three months ended MARCH 31, 2018 and 2017 (unaudited)

4.	LOANS (Continued)

The following tables summarize the activity in the allowance for loan losses for the three months ended March 31, 2018 and 2017.

	For the three months ended March 31, 2018 (Unaudited)
	(In thousands)
	Mortgage loans on real estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$870	$116	$5	$250	$1,241
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision	11	13	(2)	(12)	10
Ending balance	$881	$129	$3	$238	$1,251

	For the three months ended March 31, 2017 (Unaudited)
	(In thousands)
	Mortgage loans on real estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$862	$180	$5	$123	$1,170
Charge-offs	(64)	(61)	-	-	(125)
Recoveries	-	-	-	-	-
Provision	65	(29)	(1)	5	40
Ending balance	$863	$90	$4	$128	$1,085

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of MARCH 31, 2018 (unaudited) and December 31, 2017 and THE three months ended MARCH 31, 2018 and 2017 (unaudited)

5.	COMPREHENSIVE INCOME (LOSS)

The balances and changes in the components of accumulated other comprehensive loss, net of tax, are as follows:

	For the three months ended March 31, 2018
	Unrealized Gains and Losses on Available- for-Sale Securities	Unrealized Gains and Losses on Pension Plan	Total
	(In thousands)

Beginning Balance	$(206)	$(3,114)	$(3,320)

Other comprehensive (loss)	(237)	-	(237)

Ending Balance	$(443)	$(3,114)	$(3,557)

	For the three months ended March 31, 2017
	Unrealized Gains and Losses on Avaliable- for-Sale Securities	Unrealized Gains and Losses on Pension Plan	Total
	(In thousands)

Beginning Balance	$(273)	$(2,514)	$(2,787)

Other comprehensive income	41	-	41

Ending Balance	$(232)	$(2,514)	$(2,746)

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of MARCH 31, 2018 (unaudited) and December 31, 2017 and THE three months ended MARCH 31, 2018 and 2017 (unaudited)

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of MARCH 31, 2018 (unaudited) and December 31, 2017 and THE three months ended MARCH 31, 2018 and 2017 (unaudited)

6.	FAIR VALUE MEASUREMENT and FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Available-for-sale Securities:

March 31, 2018 (Unaudited):
Municipal securities	$9,505	$-	$9,505	$-
Mortgage-backed securities and
collateralized mortgage obligations	11,649	-	11,649	-
Corporate securities	4,852	-	4,852	-
	$26,006	$-	$26,006	$-

December 31, 2017:
Municipal securities	$9,038	$-	$9,038	$-
Mortgage-backed securities and		-		-
collateralized mortgage obligations	10,216	-	10,216	-
Corporate securities	2,843	-	2,843	-
	$22,097	$-	$22,097	$-

There were no securities transferred out of level 2 securities available-for-sale during the three months ended March 31, 2018 and the year ended December 31, 2017.

Required disclosures include fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate, and estimates of future cash flows. In that regard, the fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. FASB ASU Topic 820 fair value measurements and disclosures, the financial assets and liabilities were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at March 31, 2018 and December 31, 2017.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of MARCH 31, 2018 (unaudited) and December 31, 2017 and THE three months ended MARCH 31, 2018 and 2017 (unaudited)

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of MARCH 31, 2018 (unaudited) and December 31, 2017 and THE three months ended MARCH 31, 2018 and 2017 (unaudited)

6.	FAIR VALUE MEASUREMENT and FAIR VALUE OF FINANCIAL INSTRUMENTs (Continued)

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2018 and December 31, 2017 are as follows:

	Fair Value	Carrying	Fair
	Hierarchy	Amount	Value
	(In thousands)
March 31, 2018 (Unaudited):
Financial assets:
Cash and due from banks	Level 1	$4,012	$4,012

Securities available-for-sale	Level 2	26,006	26,006
Investment in FHLB stock	Level 2	2,242	2,242
Loans, net	Level 3	143,302	139,786
Accrued interest receivable	Level 1	665	665
Financial liabilities:
Deposits	Level 1/2	138,694	133,904
Advances and borrowings from FHLB	Level 2	22,750	22,750
Accrued interest payable	Level 1	55	55
Advances from borrowers for taxes and insurance	Level 1	1,624	1,624

December 31, 2017:
Financial assets:
Cash and due from banks	Level 1	$4,375	$4,375
Securities available-for-sale	Level 2	22,097	22,097
Investment in FHLB stock	Level 2	2,340	2,340
Loans, net	Level 3	141,150	139,178
Accrued interest receivable	Level 1	666	666
Financial liabilities:
Deposits	Level 1/2	129,596	127,610
Advances and borrowings from FHLB	Level 2	24,500	24,500
Accrued interest payable	Level 1	62	62
Advances from borrowers for taxes and insurance	Level 1	1,957	1,957

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of MARCH 31, 2018 (unaudited) and December 31, 2017 and THE three months ended MARCH 31, 2018 and 2017 (unaudited)

6.	FAIR VALUE MEASUREMENT and FAIR VALUE OF FINANCIAL INSTRUMENTs (Continued)

Assets Measured at Fair Value on a Nonrecurring Basis

In addition to disclosure of the fair value of assets on a recurring basis, ASC Topic 820 requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as impaired assets and foreclosed real estate. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated as required by ASC Topic 310, “Receivables- Loan Impairment” when establishing the allowance for loan losses. Impaired loans are those in which the Company has measured impairment generally based on the fair value of the loan's collateral less estimated selling costs. Fair value of real estate collateral is generally determined based upon independent third-party appraisals of the properties, which consider sales prices of similar properties in the proximate vicinity or by discounting expected cash flows from the properties by an appropriate risk adjusted discount rate. Management may adjust the appraised values as deemed appropriate. Fair values of collateral other than real estate is based on an estimate of the liquidation proceeds. Impaired loans and foreclosed real estate are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the asset balances net of a valuation allowance.

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2018 and December 31, 2017 were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)

March 31, 2018 (Unaudited):
Impaired loans balance net of valuation allowance of $8,000	$310	$-	$-	$310

December 31, 2017:
Impaired loans balance net of valuation allowance of $7,000	$311	$-	$-	$311

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of MARCH 31, 2018 (unaudited) and December 31, 2017 and THE three months ended MARCH 31, 2018 and 2017 (unaudited)

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
	valuation
	of property

At March 31, 2018, the fair value consists of impaired loan balances of $318,000, net of valuation allowance of $8,000 and at December 31, 2017, the fair value consists of loan balances of $318,000, net of a valuation allowance $7,000.

At March 31, 2018 and December 31, 2017, there was no foreclosed real estate.

Once a loan is foreclosed, the fair value of the real estate continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan. At March 31, 2018 and December 31, 2017, there was no foreclosed real estate whose carrying value was written down utilizing Level 3 inputs.

The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $192,000 and $257,000 at March 31, 2018 and December 31, 2017, respectively.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of MARCH 31, 2018 (unaudited) and December 31, 2017 and THE three months ended MARCH 31, 2018 and 2017 (unaudited)

7.	OFF-BALANCE SHEET CREDIT RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit, market, and interest rate risk more than the amounts recognized in the consolidated statements of financial condition.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

As of the dates indicated, the following financial instruments were outstanding whose contract amounts represent credit risk:

	March 31,	December 31,
	2018	2017
	(Unaudited)
	(In thousands)

Commitments to Grant Loans	$1,191	$1,489

Unfunded Commitments Under Lines of Credit	$4,558	$4,020

Commitments to extend credit are agreements to lend to a customer if there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company, is based on management's credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of MARCH 31, 2018 (unaudited) and December 31, 2017 and THE three months ended MARCH 31, 2018 and 2017 (unaudited)

8.	REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators, which if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.

The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios set forth in the table below of total, Tier 1, and Tier 1 common equity capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of March 31, 2018, that the Bank met all capital adequacy requirements to which it is subject.

The Basel III rules limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier I capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. For 2018, the capital conservation buffer requirement is 1.875% of risk-weighted assets.

As of March 31, 2018, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk- based, Tier 1 risk-based, Tier 1 common equity risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios as of March 31, 2018 and December 31, 2017 are as follows:

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of MARCH 31, 2018 (unaudited) and December 31, 2017 and THE three months ended MARCH 31, 2018 and 2017 (unaudited)

8.       REGULATORY CAPITAL REQUIREMENTS (continued)

					Minimum to be Well
					Capitalized Under Prompt
	Actual		Minimum Capital Requirement		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)

As of March 31, 2018 (Unaudited):
Total core capital to risk weighted assets	$20,332	18.47%	$8,807	8.00%	$11,009	10.00%
Tier 1 capital to risk weighted assets	19,081	17.33%	6,606	6.00%	8,807	8.00%
Tier 1 common equity to risk weighted assets	19,081	17.33%	4,954	4.50%	7,156	6.50%
Tier 1 capital to assets	19,081	10.66%	7,160	4.00%	8,950	5.00%

As of December 31, 2017:
Total core capital to risk weighted assets	$20,154	18.53%	$8,700	8.00%	$10,875	10.00%
Tier 1 capital to risk weighted assets	18,913	17.39%	6,525	6.00%	8,700	8.00%
Tier 1 common equity to risk weighted assets	18,913	17.39%	4,894	4.50%	7,068	6.50%
Tier 1 capital to assets	18,913	10.70%	7,071	4.00%	8,838	5.00%

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of MARCH 31, 2018 (unaudited) and December 31, 2017 and THE three months ended MARCH 31, 2018 and 2017 (unaudited)

9.	EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan (SERP)

Beginning in 2016, the Bank established a SERP for its executive officers. All benefits provided under the SERP are unfunded and, as the executive officers retire, the Company will make a payment to the participant. At March 31, 2018 and December 31, 2017, the Company recorded $58,000 and $50,000, respectively for the SERP in other liabilities. For the three months ended March 31, 2018 and 2017, the expenses included in employee benefits for the SERP totaled $8,000 for both periods.

Defined Benefit Plan

The Company provides pension benefits for eligible employees through a noncontributory defined benefit pension plan. Substantially all employees participate in the retirement plan on a noncontributing basis and are fully vested after five years of service.

The following table presents the components of the net periodic pension plan cost for the Company’s Defined Benefit Pension Plan (the “Pension Plan”) for the periods indicated:

	For the three months ended March 31, 2018	For the three months ended March 31,2017
Service cost	$83,750	$62,990
Interest cost	103,075	105,776
Expected return on assets	(196,500)	(176,280)
Amortization of unrecognized loss	53,550	50,757
Net periodic pension cost	$43,875	$43,243

The benefit obligation activity for the Pension Plan was calculated using an actuarial measurement date of January 1. Plan assets and the benefit obligations were calculated using an actuarial measurement date of December 31.

The Company will assess the need for future annual contributions to the Pension Plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. A contribution of $500,000 was made to the pension plan during the first three months of 2018.

Employee stock ownership plan (“ESOP”)

Effective upon the completion of the Company's initial public stock offering in October 2017, the Bank established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $775,740 in proceeds from a term loan obtained from the Company to purchase 77,574 shares of common stock in the initial public offering at a price of $10.00 per share. The ESOP loan will be repaid principally from the Bank's contribution to the ESOP in annual payments through 2047 based on the prime rate of interest on the first business day each year. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Bank recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares would be recorded as a reduction of retained earnings and dividends on unallocated shares would be recorded as a reduction of debt. The Company recognized $7,000 of compensation expense related to this plan for the three months ended March 31, 2018. At December 31, 2017, there were 76,993 shares not yet released having an aggregate market value of approximately $751,000. Participant vesting provisions for the ESOP are 20% per year and will be fully vested upon completion of six years of credited service. Eligible employees who were employed with the Bank shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017 AND THE
THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (UNAUDITED)

10.	EARNINGS PER SHARE COMMON

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is net income to the Company. The Company has not granted any restricted stock awards or stock options and, during the three months ended March 31, 2018 and 2017, had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.

The following tables set forth the calculation of basic earnings per share.

	Three months ended March 31,
(In thousands of dollars except per share data)	2018	2017

Basic earnings per common share
Net income available to common stockholders	$167		$164
Weighted average common shares outstanding	1,901,937		N/A
	$0.09	$	N/A

SENECA FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017 AND THE
THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (UNAUDITED)

11.	NON-INTEREST INCOME

During the three months ended March 31, 2018, the Company adopted the amendments of ASU 2014-09 – Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. The Company has included the following table regarding the Company's non-interest income for the periods presented.

	For the three months ended March 31,
	2018	2017
(In thousands)
Service fees
Deposit related fees	$18	$30
Loan servicing income	20	14
Total service fees	38	44
Fee income
Securities commission income	48	42
Insurance commission income	4	(5)
Total insurance and securities commission income	52	37
Card income and insufficient funds fees
Debit card interchange fee income	17	16
ATM fees	2	1
Insufficient fund fees	9	-
Total card and insufficient funds income	28	17
Realized gain on sale of residential mortgage loans and available-for-sale securities
Realized gain on sales of residential mortgage loans	1	18
Realized gain on available-for-sale securities	-	1
Total gain on sale of loans and securities	1	19
Bank owned life insurance	14	17
Other miscellaneous income	7	10
Total non-interest income	$140	$144

The Company recognizes revenue as it is earned and noted no impact to its revenue recognition policies as a result of the adoption of ASU 2014-09. The following is a discussion of key revenues within the scope of the new revenue guidance:

•	Service fees – Revenue from fees on deposit accounts is earned at the time that the charge is assessed to the customer's account. Fee waivers are discretionary and usually reversed within the same reporting period as assessed.

•	Fee income – Fee income is earned through commissions and is satisfied over the time which the fee has been assessed.

•	Card income and insufficient funds fees – Card income consists of interchange fees from consumer debit card networks and other card related services. Interchange rates are set by the card networks. Interchange fees are based on purchase volumes and other factors and are recognized as transactions occur. Insufficient funds fees are satisfied at the time the charge is assessed to the customer's account.

•	Realized gain on sale of residential mortgage loans and available-for-sale securities are realized at the time the transaction occurs.

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

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets (primarily cash and due from banks), and the interest we pay on our interest-bearing liabilities, consisting primarily of demand accounts, NOW accounts, savings accounts, money market accounts, certificate of deposit accounts and borrowings. Our results of operations also are affected by non-interest income, our provision for loan losses and non-interest expense. Non-interest income consists primarily of fee income and service charges, income from our financial services division, earnings on bank owned life insurance, realized gains on sales of loans and securities and other income. Non-interest expenses consist primarily of compensation and employee benefits, core processing, premises and equipment, professional fees, postage and office supplies, FDIC premiums, advertising, and other expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities. For the three months ended March 31, 2018, we had net income of $167,000 compared to net income of $164,000 for the three months ended March 31, 2017. The period over period $3,000 increase in net income was due to an increase in net interest income and a decrease in the provision for loan losses, nearly offset by an increase in non-interest expense and a decrease in non-interest income.

At March 31, 2018, we had $182.4 million in consolidated assets, an increase of $6.2 million, or 3.5%, from $176.2 million at December 31, 2017. During the first three months of 2018, we continued to focus on loan production, particularly with respect to commercial real estate loans as well as residential mortgages.

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

	For the Three Months Ended March 31,
	2018			2017
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:

Loans (1)	$143,160	$1,601	4.47%	$134,641	$1,498	4.45%
Available-for-sale securities	24,115	125	2.07%	19,856	90	1.81%
FHLB Stock	2,422	40	6.61%	2,106	30	5.70%
Other interest-earning assets	2,833	12	1.69%	1,572	3	0.76%
Total interest-earning assets	172,530	$1,778	4.12%	158,175	$1,621	4.10%
Noninterest-earning assets	7,131			5,730
Total assets	$179,661			$163,905

Interest-bearing liabilities:

NOW accounts	$12,292	$5	0.16%	$11,345	$4	0.14%
Regular savings and demand club accounts	21,267	3	0.06%	23,257	3	0.05%
Money market accounts	13,442	18	0.54%	15,209	22	0.58%
Certificates of deposit and retirement accounts	72,127	250	1.39%	61,514	171	1.11%
Total interest-bearing deposits	119,128	276	0.93%	111,325	200	0.72%
FHLB Borrowings	27,252	138	2.03%	27,882	104	1.49%
Total interest-bearing liabilities	146,380	$414	1.13%	139,207	$304	0.87%
Noninterest-bearing deposits	14,705			13,618
Other non-interest bearing liabilities	279			408
Total liabilities	161,364			153,233
Equity	18,297			10,672
Total liabilities and equity	$179,661			$163,905

Net interest income		$1,364			$1,317
Net interest rate spread (2)			2.99%			3.23%
Net interest-earning assets (3)	$26,150			$18,968
Net interest margin (4)			3.16%			3.33%
Average interest-earning assets to average interest-bearing liabilities	118%			114%

_____________________

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

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

	Three Months Ended March 31,
	2018 vs. 2017
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)

Interest-earning assets:
Loans (1)	$95	$8	$103
Available-for-sale securities	19	16	35
FHLB Stock	5	5	10
Other interest-earning assets	2	7	9

Total interest-earning assets	$121	$36	$157

Interest-bearing liabilities:
NOW accounts	$-	$1	$1
Regular savings and demand club accounts	-	-	-
Money market accounts	(3)	(1)	(4)
Certificates of deposit and retirement accounts	30	49	79
Total deposits	27	49	76

FHLB Borrowings	14	20	34

Total interest-bearing liabilities	14	69	110

Change in net interest income	$80	$(33)	$47

_____________________

(1)	Includes loans held for sale.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Total assets increased $6.2 million, or 3.5%, to $182.4 million at March 31, 2018 from $176.2 million at December 31, 2017. The increase was primarily due to increases in loans and securities available-for-sale.

Loans, net increased $2.1 million, or 1.5%, to $143.3 million at March 31, 2018 from $141.2 million at December 31, 2017, reflecting increases in residential loans and commercial real estate loans. One- to four-family residential real estate mortgage loans increased $800,000, or 0.8%, to $96.5 million at March 31, 2018 from $95.7 million at December 31, 2017 while commercial real estate loans increased $700,000, or 3.2%, to $22.4 million at March 31, 2018 from $21.7 million at December 31, 2017. In the first three months of 2018, we increased our portfolio of commercial real estate loans, commercial and industrial loans and residential mortgages to increase earnings. Historically the first quarter of each year tends to be slower than the rest of the year for mortgage originations.

Securities available-for-sale increased by $3.9 million, or 17.7%, to $26.0 million at March 31, 2018 from $22.1 million at December 31, 2017. The increase was primarily due to purchases of $4.8 million in new securities, partially offset by principal repayments of $590,000.

Cash and due from banks decreased $400,000 to $4.0 million at March 31, 2018 from $4.4 million at December 31, 2017 due to investment in securities and loans.

Total deposits increased $9.1 million, or 7.0%, to $138.7 million at March 31, 2018 from $129.6 million at December 31, 2017. The increase was primarily due to an increase in certificates of deposit, which increased $5.6 million, or 8.0%, to $75.8 million at March 31, 2018 from $70.2 million at December 31, 2017. This increase was primarily due to special certificate of deposit rate promotions during the first three months of 2018. Additionally, we experienced an increase in demand deposits of $3.1 million, or 27.2%, to $14.5 million at March 31, 2018 from $11.4 million at December 31, 2017. The increase in demand deposits was primarily due to the addition of new commercial deposit products and increased marketing efforts to attract retail demand deposits.

Total borrowings from the FHLBNY decreased $1.7 million, or 6.9%, to $22.8 million at March 31, 2018 from $24.5 million at December 31, 2017 as we repaid shorter-term borrowings due to the growth in our deposits.

Total stockholders’ equity decreased $64,000, or 0.4% to $18.3 million at March 31, 2018 from $18.4 million at December 31, 2017. The decrease was due to the increase in accumulated other comprehensive loss of $237,000, partially offset by net income of $167,000 and a decrease of unearned ESOP shares of $6,000 for the three months ended March 31, 2018.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017

General. Net income increased $3,000, or 1.8%, to $167,000 for the three months ended March 31, 2018, from $164,000 for the three months ended March 31, 2017. The increase was due to an increase in net interest income and a decrease in the provision for loan losses, nearly offset by a decrease in non-interest income, and an increase in non-interest expense.

Interest Income. Interest income increased $157,000, or 9.7%, to $1.8 million for the three months ended March 31, 2018, from $1.6 million for the three months ended March 31, 2017. Our average balance of interest-earning assets increased $14.3 million, or 8.3%, to $172.5 million for the three months ended March 31, 2018 from $158.2 million for the three months ended March 31, 2017 due primarily to an increase in the average balance of loans. The average yield on interest-earning assets increased two basis points to 4.12% for the three months ended March 31, 2018 from 4.10% for the three months ended March 31, 2017 as our interest-earning assets repriced with the rising interest rate environment.

Interest income on loans increased $100,000, or 6.7%, to $1.6 million for the three months ended March 31, 2018 from $1.5 million for the three months ended March 31, 2017 due to the increase in the average balance of loans and the increase in the average yield on loans. Our average balance of loans increased $8.6 million, or 6.4%, to $143.2 million for the three months ended March 31, 2018 from $134.6 million for the three months ended March 31 2017. The increase in the average balance of loans resulted from our continued emphasis on growing our one- to four-family residential real estate portfolio and our recent increased focus on commercial lending. Our average yield on loans increased two basis points to 4.47% for the three months ended March 31, 2018 from 4.45% for the three months ended March 31, 2017, as our adjustable rate loans repriced with the rising interest rate environment.

Interest income on available-for-sale securities increased $35,000, or 37.8%, to $125,000 for the three months ended March 31, 2018 from $90,000 for the three months ended March 31, 2017 due primarily to increases in the average yield of available-for-sale securities and the average balance of available-for- sale securities. The average yield we earned on available-for-sale securities increased 26 basis points to 2.07% for the three months ended March 31, 2018 from 1.81% for the three months ended March 31, 2017 primarily as a result of lower premium amortization resulting from slower prepayment speeds on mortgage-backed securities and the repricing of floating rate securities to the three month LIBOR in a rising rate environment. The average balance of available-for-sale securities increased $4.2 million, or 20.5%, to $24.1 million for the three months ended March 31, 2018 from $19.9 million for the three months ended March 31, 2017.

Interest Expense. Interest expense increased $110,000, or 36.2%, to $414,000 for the three months ended March 31, 2018 from $304,000 for the three months ended March 31, 2017, due to increases in interest expense on deposits and borrowings of $110,000. Our average balance of interest-bearing liabilities increased $7.2 million, or 5.0%, to $146.4 million for the three months ended March 31, 2018 from $139.2 million for the three months ended March 31, 2017 due primarily to increases in the average balance of certificates of deposit. Our average rate on interest-bearing liabilities increased 26 basis points to 1.13% for the three months ended March 31, 2018 from 0.87% for the three months ended March 31, 2017 primarily as a result of increases in the average rate on FHLBNY borrowings and certificates of deposit.

Interest expense on deposits increased $76,000, or 38.0%, to $276,000 for the three months ended March 31, 2018 from $200,000 for the three months ended March 31, 2017 due to increases in the average rate paid on deposits and the average balance of deposits. The average rate paid on deposits increased to 0.93% for the three months ended March 31, 2018 from 0.72% for the three months ended March 31, 2017, primarily reflecting higher rates paid on promotional certificates of deposit and CDARS certificates of deposit. The average rate of certificates of deposit increased by 28 basis points to 1.39% for the three months ended March 31, 2018 from 1.11% for the three months ended March 31, 2017. In addition, the average balance of certificates of deposit increased by $10.6 million to $72.1 million for the three months ended March 31, 2018 from $61.5 million for the three months ended March 31, 2017, which reflected the majority of the growth in the average balance of deposits.

Interest expense on borrowings increased $34,000, or 32.7%, to $138,000 for the three months ended March 31, 2018 from $104,000 for the three months ended March 31, 2017. The increase in interest expense on borrowings reflected the increase in the average rate of FHLBNY borrowings which increased by 54 basis points to 2.03% for the three months ended March 31, 2018 from 1.49% for the three months ended March 31, 2017. The average balance of borrowings with the FHLBNY decreased in the first quarter of 2018 as compared to the first quarter of 2017 by $600,000 from $27.9 million to $27.3 million due to an increase in our deposits. The average rate on borrowings increased due to the increase in short-term interest rates.

Net Interest Income. Net interest income increased $47,000, or 3.6%, to $1.4 million for the three months ended March 31, 2018 from $1.3 million for the three months ended March 31, 2017, primarily as a result of the growth in net interest-earning assets which increased $14.4 million or 9.08% from $158.2 million for the three months ended March 31, 2017 to $172.5 million for the three months ended March 31, 2018. Our net interest rate spread decreased by 24 basis points to 2.99% for the three months ended March 31, 2018 from 3.23% for the three months ended March 31, 2017, and our net interest margin decreased by 17 basis points to 3.16% for the three months ended March 31, 2018 from 3.33% for the three months ended March 31, 2017.

Provision for Loan Losses. We establish a provision for loan losses which is charged to operations to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses inherent in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan, and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses to maintain the allowance.

Based on our evaluation of the above factors, we recorded a $10,000 provision for loan losses for the three months ended March 31, 2018 compared to a $40,000 provision for loan losses for the three months ended March 31, 2017. The decrease in the provision for the three months ended March 31, 2018 was the result of no charge-offs in the prior three quarters ended March 31, 2018 and stable asset deliquency trends. We experienced no net charge-offs for the three months ended March 31, 2018 as compared to $125,000 for the three months ended March 31, 2017. The allowance for loan losses was $1.3 million, or 0.87% of net loans outstanding, at March 31, 2018, $1.2 million, or 0.88% of net loans outstanding, at December 31, 2017 and $1.1 million, or 0.80% of net loans outstanding, at March 31, 2017.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate for the three months ended March 31, 2018 and March 31, 2017. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-Interest Income. Non-interest income decreased $4,000, or 2.8%, to $140,000 for the three months ended March 31, 2018 from $144,000 for the three months ended March 31, 2017. The decrease was primarily due to a decrease in net gains on sale of residential mortgage loans offset by an increase in financial services income and fee income. Net gain on the sale of residential mortgage loans decreased to $1,000 for the three months ended March 31, 2018 from $18,000 for the three months ended March 31, 2017 or $17,000. Financial services income increased $15,000, or 40.5% to $52,000 for the three months ended March 31, 2018 from $37,000 for the three months ended March 31, 2017. Fee income increased $9,000 or 37.5%, to $35,000 for the three months ended March 31, 2018 from $24,000 for the three months ended March 31, 2017. The decrease in gains on sale of residential mortgage loans sold was due to lower loan volume in the first quarter of 2018. The increase in income from financial services was due to the increase in assets under management. Fee income increased because of our promotions targeting transaction accounts in the first quarter of 2018.

Non-Interest Expense. Non-interest expense increased by $75,000, or 6.2%, to $1.3 million for the three months ended March 31, 2018 from $1.2 million for the three months ended March 31, 2017. The increase was primarily due to an increase in compensation and employee benefits as well as core processing expenses. Compensation and employee benefits increased $65,000, or 10.0%, to $716,000 for the three months ended March 31, 2018 from $651,000 for the three months ended March 31, 2017 because of additional personnel. Core processing expenses increased $41,000, or 27.3% to $191,000 for the three months ended March 31, 2018 from $150,000 for the three months ended March 31, 2017. The increase in core processing expenses was due to the addition of several products and services offered to our customers such as business banking on-line, ACH origination and 24-hour call center service. Professional fees decreased $25,000 or 25.8%, to $72,000 for the three months ended March 31, 2018 from $97,000 for the three months ended March 31, 2017. Professional fees decreased due to lower audit and accounting fees in 2018 and the hiring of an internal auditor. FDIC insurance premiums decreased $23,000 or 92.0% due to an over accrual of premiums in the first quarter of 2017. Our FDIC assessment has decreased from the additional capital raised in 2017. Non-interest expense can be expected to increase because of costs associated with operating as a public company.

Income Tax Expense. We incurred income tax expense of $35,000 and $40,000 for the three months ended March 31, 2018 and 2017, respectively, resulting in effective rates of 17.3% and 19.6%, respectively. The decrease in income tax expense for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily due to a change in federal tax law late in 2017 which reduced the corporate tax rate.

Non-Performing Assets

We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings. Non-performing assets, including non-performing loans, totaled $961,000, or 0.53% of total assets, at March 31, 2018 and $1.2 million, or 0.67% of total assets, at December 31, 2017. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated. We had no non-accruing troubled debt restructurings at the dates indicated.

	At March 31, 2018	At December 31, 2017
	(Dollars in thousands)

Non-accrual loans:
Residential:
One- to four-family	$953	$1,177
Home equity loans and lines of credit	-	-
Construction	-	-
Commercial real estate	-	-
Commercial and industrial	-	-
Consumer and other	8	-
Total non-accrual loans	$961	$1,177

Accruing loans 90 days or more past due:
Residential:
One- to four-family	-	-
Home equity loans and lines of credit	-	-
Construction	-	-
Commercial real estate	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total accruing loans 90 days or more pass due	$-	$-
Total non-performing loans	961	1,177
Real estate owned	-	-
Total non-performing assets	$961	$1,177

Other non-performing loans to total loans	0.71%	0.83%
Total non-performng loans to total assets	0.53%	0.67%
Total non-performing assets to total assets	0.53%	0.67%

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)

Balance at beginning of period	$1,241	$1,170

Charge-offs:
Residential:
One- to four-family	-	52
Home equity loans and lines of credit	-	-
Construction	-	-
Commercial real estate	-	12
Commercial and industrial	-	61
Consumer and other	-	-
Total charge-offs	-	125

Recoveries:
Residential:
One- to four-family	-	-
Home equity loans and lines of credit	-	-
Construction	-	-
Commercial real estate	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total recoveries	-	-

Net charge-offs	-	125
Provision for loan losses	10	40

Balance at end of period	$1,251	$1,085

Ratios:
Net charge-offs to average loans outstanding	0.00%	0.09%
Allowance for loan losses to non-performing loans at end of period	130.18%	100.65%
Allowance for loan losses to total loans at end of period	0.88%	0.80%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from calls, maturities, and sales of securities. We also have the ability to borrow from the FHLBNY. At March 31, 2018, we had a $78.8 million line of credit with the FHLBNY and a $2.5 million line of credit with Zions Bank. At March 31, 2018, we had $22.8 million in outstanding borrowings from the FHLBNY. We have not borrowed against the line of credit with Zions Bank during the three months ended March 31, 2018.

The Board and Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2018.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which includes cash and due from banks. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At March 31, 2018, cash and due from banks totaled $4.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $26.0 million at March 31, 2018.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of March 31, 2018, totaled $48.1 million, or 34.7%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLBNY advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At March 31, 2018, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at March 31, 2018. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2018, we had outstanding commitments to originate loans of $1.2 million. We anticipate that we will have sufficient funds available to meet our current lending commitments.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

As of March 31, 2018, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101	The following materials from Seneca Financial Corp. Form 10-Q for the three months ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows, and (iv) related notes
46

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENECA FINANCIAL CORP.
(registrant)

May 15, 2018	/s/ Joseph G. Vitale
Joseph G. Vitale
President and Chief Executive Officer

May 15, 2018	/s/ Vincent J. Fazio
Vincent J. Fazio
Executive Vice President and Chief Financial Officer

