Form 10-Q
period 2018-06-30
Seneca Financial Corp.
filed 2018-08-14
CIK 1708715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 10, 2018, there were 1,978,923 shares issued and outstanding of the registrant’s common stock.

SENECA FINANCIAL CORP.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

SENECA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands except per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and due from banks	$3,430	$4,375
Securities, available-for-sale	26,947	22,097
Loans, net of allowance for loan losses of $1,242 (6/30/18) and $1,241 (12/31/17)	145,398	141,150
Federal Home Loan Bank of New York stock, at cost	2,631	2,340
Interest receivable	654	666
Premises and equipment, net	2,540	2,626
Bank owned life insurance	2,409	2,381
Other assets	1,237	539
Total assets	$185,246	$176,174
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$12,157	$11,357
Interest bearing	120,648	118,239
Total Deposits	132,805	129,596
Short term Federal Home Loan Bank advances	8,000	4,100
Long term Federal Home Loan Bank advances	21,750	20,400
Advances from borrowers for taxes and insurance	2,607	1,957
Pension liability	54	55
Other liabilities	1,506	1,664
Total liabilities	166,722	157,772
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized and unissued	-	-
Common stock, $0.01 par value, 19,000,000 shares authorized, 1,978,923 shares issued and outstanding at June 30, 2018 and December 31, 2017	9	9
Additional paid-in capital	7,846	7,846
Retained earnings	14,997	14,637
Unearned ESOP shares, at cost	(757)	(770)
Accumulated other comprehensive loss	(3,571)	(3,320)
Total stockholders' equity	18,524	18,402
Total liabilities and stockholders' equity	$185,246	$176,174

The accompanying notes are an integral part of these statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
INTEREST INCOME
Loans, including fees	$1,724	$1,548	$3,325	$3,046
Securities	188	131	353	251
Other	7	5	19	8
Total interest income	1,919	1,684	3,697	3,305
INTEREST EXPENSE
Deposits	303	250	579	450
Advances and borrowings	144	107	282	211
Total interest expense	447	357	861	661
Net interest income	1,472	1,327	2,836	2,644
PROVISION FOR LOAN LOSSES	-	50	10	90
Net interest income after provision for loan losses	1,472	1,277	2,826	2,554
NON-INTEREST INCOME
Service fees	31	42	69	56
Income from financial services	38	32	90	69
Fee income	49	24	84	78
Earnings on bank-owned life insurance	14	15	28	32
Net gains on sale of residential mortgage loans	6	55	7	73
Net gains on sales of available-for-sale securities	-	-	-	1
Gain on sale of foreclosed real estate	-	-	-	3
Total non-interest income	138	168	278	312
NON-INTEREST EXPENSE
Compensation and employee benefits	756	675	1,472	1,326
Core processing	199	153	390	303
Premises and equipment	123	101	235	207
Professional fees	73	139	145	236
Postage & Office Supplies	27	39	59	67
FDIC premiums	10	33	12	58
Advertising	67	57	99	86
Mortgage recording tax	17	29	26	44
Other	112	103	238	219
Total non-interest expense	1,384	1,329	2,676	2,546
Income before provision for income taxes	226	116	428	320
PROVISION FOR INCOME TAXES	33	23	68	63
Net income	$193	$93	$360	$257
Net income per common shares - basic and diluted	$0.10	N/A	$0.19	N/A

Weighted average number of shares outstanding - basic and diluted	1,902,261	N/A	1,902,585	N/A

The accompanying notes are an integral part of these statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

NET INCOME	$193	$93	$360	$257

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX
Unrealized gains on available-for-sale securities:
Unrealized holding (loss) gains arising during period	(18)	237	(318)	300
Reclassification adjustment for net gains included in net income	-	-	-	(1)

Net unrealized (loss) gains on available-for-sale securities	(18)	237	(318)	299

Defined benefit pension plan:
Net gains (losses) arising during the period	-	-	-	-
Reclassification of amortization of net losses recognized in net periodic pension cost	-	-	-	-

Net changes in defined benefit pension plan	-	-	-	-

OTHER COMPREHENSIVE INCOME, BEFORE TAX	(18)	237	(318)	299

Tax effect	(4)	79	(67)	101

OTHER COMPREHENSIVE INCOME, NET OF TAX	(14)	158	(251)	198

TOTAL COMPREHENSIVE INCOME	$179	$251	$109	$455

The accompanying notes are an integral part of these statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands except per share data)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Shares	Loss	Equity

BALANCE, JANUARY 1, 2018	$9	$7,846	$14,637	$(770)	$(3,320)	$18,402

Net income	-	-	360	-	-	360
Other comprehensive loss	-	-	-	-	(251)	(251)
ESOP shares committed to be released	-	-	-	13	-	13

BALANCE, JUNE 30, 2018	$9	$7,846	$14,997	$(757)	$(3,571)	$18,524

BALANCE, JANUARY 1, 2017	-	-	13,567	-	(2,787)	$10,780

Net income	-	-	257	-	-	257
Other comprehensive income	-	-	-	-	198	198

BALANCE, JUNE 30, 2017	$-	$-	$13,824	$-	$(2,589)	$11,235

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$360	$257
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	100	80
Provision for loan losses	10	90
Net amortization of premiums and discounts on securities	135	132
Gain on sale of residential mortgage loans	(7)	(73)
Proceeds from sale of residential mortgage loans held for sale	1,780	4,826
Origination of residential mortgage loans held for sale	(1,780)	(4,753)
Gain on sale of foreclosed assets	-	(3)
Gain on sale of available-for-sale securities	-	(1)
Amortization of deferred loan fees	13	8
ESOP compensation expense	13	-
Earnings on investment in bank owned life insurance	(28)	(32)
Decrease (Increase) in accrued interest receivable	12	(14)
Increase in other assets	(698)	(1,257)
Change in deferred income tax benefit	67	-
(Decrease) Increase in other liabilities	(151)	975
Net cash flow (used in) provided by operating activities	(160)	235
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in securities available-for-sale
Proceeds from calls and maturities	-	825
Proceeds from sales	-	1,224
Principal repayments	1,236	898
Purchases	(6,538)	(5,962)
Purchases of Federal Home Loan Bank of New York stock	(762)	(666)
Redemptions of Federal Home Loan Bank of New York stock	470	684
Loan originations and principal collections, net	(4,272)	(6,240)
Proceeds from sales of foreclosed assets	-	330
Purchases or premises and equipment	(14)	(26)
Net cash flow used in investing activities	(9,894)	(8,933)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	3,209	15,353
Increase in advances from borrowers for taxes and insurance	650	478
Proceeds from long-term advances	2,350	4,000
Payments of long-term advances	(1,000)	(500)
Increase (decrease) in FHLB advances	3,900	(10,000)
Net cash flow provided by financing activities	9,109	9,331
Net change in cash and cash equivalents	(945)	633
CASH AND CASH EQUIVALENTS - beginning of period	4,375	1,762
CASH AND CASH EQUIVALENTS - end of period	$3,430	$2,395
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and borrowed funds	$870	$636
Income taxes	$38	$2
Transfer of loans to other real estate owned	$-	$451

The accompanying notes are an integral part of these statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of June 30, 2018 (unaudited) and December 31, 2017 and THE three and six months ended june 30, 2018 and 2017 (unaudited)

1.	BASIS OF PRESENTATION

Seneca Financial Corp. (the “Company”), a federal corporation that was organized in 2017, is a savings and loan holding company of Seneca Savings (the “Bank”). The Bank maintains its executive offices and main branch in Baldwinsville, New York, with branches in Liverpool and North Syracuse, New York. The Bank is a community-oriented savings bank whose business primarily consists of accepting deposits from customers within its market area and investing those funds primarily in residential mortgage loans. The Bank has one wholly-owned subsidiary: Seneca Savings Insurance Agency, Inc. dba Financial Quest ("Quest"). Quest offers financial planning and investment advisory services and sells various insurance and investment products through broker networks. The consolidated financial statements of the Company include the accounts of Quest and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the financial position of the Company as of June 30, 2018 and the results of its operations and its cash flows for the periods presented. The interim financial information should be read in conjunction with the annual financial statements and the notes thereto included in the Form 10-K of the Company.

The results of operations at and for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year or any other period.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of June 30, 2018 (unaudited) and December 31, 2017 and THE three and six months ended june 30, 2018 and 2017 (unaudited)

2.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The objective of ASU 2014-09 is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects consideration which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will replace most existing revenue recognition guidelines under U.S. GAAP when it becomes effective. In August 2015, the FASB issued an amendment (ASU 2015-14) which defers the effective date of this new guidance by one year. More detailed implementation guidance on ASU 2014-09 was issued in March 2016 (ASU 2016-08), April 2016 (ASU 2016-10) and May 2016 (ASU 2016-12), and the effective date and transition requirements for these ASUs are the same as the effective date and transition requirements of ASU 2014-09. The amendments in ASU 2014-09 are effective for public business entities for annual periods, beginning after December 15, 2017. The guidance allows an entity to apply the new standard either retrospectively or through a cumulative effect adjustment as of January 1, 2018. ASU 2014-09 does not apply to revenue associated with financial instruments, including loans, securities, and derivatives, that are accounted for under other U.S. GAAP guidance. For that reason, it did not have a material impact on our consolidated results of operations for elements of the statement of income associated with financial instruments, including securities gains, interest income and interest expense. However, the new standard did result in new disclosure requirements. See footnote 11.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of june 30, 2018 (unaudited) and December 31, 2017 and THE three and six months ended june 30, 2018 and 2017 (unaudited)

2.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

In May 2018, the FASB issued ASU No. 2018-06, Codification Improvements to Topic 942, Financial Services - Depository and Lending. This update superseded outdated guidance related to the Office of the Comptroller of the Currency’s Banking Circular 202, Accounting for Net Deferred Tax Charges. The Company does not expect the new guidance to have a material impact on the consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based payment awards will be measured at the grant-date fair value of the equity instruments that an entity is obligated to issue when the service has been rendered, subject to the probability of satisfying performance conditions when applicable. For public entities, this update is effective for fiscal years beginning after December 15, 2018. The Company does not expect the new guidance to have a material impact on the consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-08, Not for Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made. This update clarifies the guidance about whether a transfer of assets (or the reduction, settlement or cancellation of liabilities) is a contribution or an exchange transaction. In addition, the guidance clarifies the determination of whether a transaction is conditional. For public entities, this update is effective for contributions made in fiscal years beginning after December 15, 2018. The Company does not expect the new guidance to have a material impact on the consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements to address stakeholder suggestions for minor corrections and clarifications within the codification. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this update do not require transition guidance and will be effective upon issuance of this update. However, many of the amendments in this update do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. The Company does not expect the new guidance to have a material impact on the consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842. Leases to address certain narrow aspects of the guidance issued in ASU No. 2016-02. This guidance did not change the Company’s assessment of the impact of ASU No. 2016-02 on the consolidated financial statements as described above.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of june 30, 2018 (unaudited) and December 31, 2017 and THE three and six months ended june 30, 2018 and 2017 (unaudited)

2.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which amends FASB Accounting Standards Codification (ASC) Topic 842, Leases, to (1) add an optional transition method that would permit entities to apply the new requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption, and (2) provide a practical expedient for lessors regarding the separation of the lease and non-lease components of a contract. This guidance did not change the Company’s assessment of the impact of ASU No. 2016-02 on the consolidated financial statements as described above.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of june 30, 2018 (unaudited) and December 31, 2017 and THE three and six months ended june 30, 2018 and 2017 (unaudited)

3.	Securities

The amortized cost and fair values of securities, with gross unrealized gains and losses are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:

June 30, 2018 (Unaudited):
Municipal securities	$9,922	$1	$(235)	$9,688
Mortgage-backed securities and collateralized mortgage obligations	12,248	-	(331)	11,917
Corporate securities	5,356	14	(28)	5,342
	$27,526	$15	$(594)	$26,947

December 31, 2017:
Municipal securities	$9,157	$9	$(128)	$9,038
Mortgage-backed securities and collateralized mortgage obligations	10,378	7	(169)	10,216
Corporate securities	2,823	20	-	2,843
	$22,358	$36	$(297)	$22,097

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

Investment securities with carrying amounts of $10.9 million and $9.2 million were pledged to secure advances and for other purposes required or permitted by law for the six months ended June 30, 2018 and for the year ended December 31, 2017, respectively.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of june 30, 2018 (unaudited) and December 31, 2017 and THE three and six months ended june 30, 2018 and 2017 (unaudited)

3.	Securities (Continued)

The amortized cost and fair value of debt securities based on the contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	June 30, 2018
	(Unaudited)		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	2,797	2,788	783	783
Due after five years through ten years	7,205	7,135	6,523	6,512
Due after ten years	5,275	5,106	4,674	4,586
Mortgage-backed securities and collateralized mortgage obligations	12,249	11,918	10,378	10,216
	$27,526	$26,947	$22,358	$22,097

During the six months ended June 30, 2018 the Company did not sell any securities. During the six months ended June 30, 2017 the Company sold available-for-sale securities with gross realized gains of $1,258, and gross realized losses of $118.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of june 30, 2018 (unaudited) and December 31, 2017 and THE three and six months ended june 30, 2018 and 2017 (unaudited)

3.	Securities (Continued)

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position follows:

	Less than Twelve Months		Twelve Months and Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

June 30, 2018 (Unaudited):
Municipal securities	$(72)	$3,932	$(163)	$4,706
Mortgage-backed securities and collateralized mortgage obligations	(86)	5,518	(245)	5,963
Corporate Securities	(28)	3,523	-	-
	$(186)	$12,973	$(408)	$10,669
December 31, 2017:
Municipal securities	$(22)	$3,335	$(106)	$4,545
Mortgage-backed securities and collateralized mortgage obligations	(68)	6,282	(101)	3,420
	$(90)	$9,617	$(207)	$7,965

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For the six months ended June 30, 2018, the Company did not record an other-than-temporary impairment charge.

At June 30, 2018, thirteen municipal securities and nine mortgage-backed securities and collateralized mortgage obligations were in a continuous loss position for more than twelve months. At June 30, 2018, thirteen municipal securities, nine mortgage-backed securities and collateralized mortgage obligations and seven corporate securities were in a continuous loss position for less than twelve months.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of june 30, 2018 (unaudited) and December 31, 2017 and THE three and six months ended june 30, 2018 and 2017 (unaudited)

4.	LOANS

Net loans at June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
	2018	2017
	(Unaudited)
	(In thousands)

Mortgage loans on real estate:
One-to-four family first lien residential	$98,517	$95,697
Residential construction	5,210	5,978
Home equity loans and lines of credit	7,662	7,706
Commercial	21,541	21,673

Total mortgage loans on real estate	$132,930	$131,054

Commercial and industrial	10,842	8,312

Consumer loans	2,331	2,443

Total loans	146,103	141,809

Allowance for credit losses	(1,242)	(1,241)
Net deferred loan origination costs	537	582

Net loans	$145,398	$141,150

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of june 30, 2018 (unaudited) and December 31, 2017 and THE three and six months ended june 30, 2018 and 2017 (unaudited)

4.	LOANS (Continued)

Risk Characteristics of Portfolio Segments

The risk characteristics within the loan portfolio vary depending on the loan segment. Consumer loans generally are repaid from personal sources of income. Risks associated with consumer loans primarily include general economic risks such as declines in the local economy creating higher rates of unemployment. Those conditions may also lead to a decline in collateral values should the Company be required to repossess the collateral securing consumer loans. These economic risks also impact the commercial loan segment, however commercial loans are considered to have greater risk than consumer loans as the primary source of repayment is from the cash flow of the business customer. Real estate loans, including residential mortgages, commercial, and home equity loans, comprise approximately 91% of the portfolio at June 30, 2018 and 92% of the portfolio at December 31, 2017. Loans secured by real estate provide collateral protection and thus significantly reduce the inherent risk in the portfolio.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of June 30, 2018 (unaudited) and December 31, 2017 and THE three and six months ended june 30, 2018 and 2017 (unaudited)

4.	LOANS (Continued)

The following table presents the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings within the Company's internal risk rating system as of June 30, 2018 and December 31, 2017. There were no doubtful accounts at June 30, 2018 or December 31, 2017.

	June 30, 2018 (Unaudited)
	(In thousands)
	Pass	Special Mention	Substandard	Loss	Total
Mortgage loans on real estate:
One-to-four family first lien residential	$98,517	$-	$-	$-	$98,517
Residential construction	5,210	-	-	-	5,210
Home equity loans and lines of credit	7,662	-	-	-	7,662
Commercial	20,501	-	1,040	-	21,541
Total mortgage loans on real estate	131,890	-	1,040	-	132,930
Commercial and industrial	10,614	-	228		10,842
Consumer loans	2,331	-	-	-	2,331
Total loans	$144,835	$-	$1,268	$-	$146,103

	December 31, 2017
	(In thousands)
	Pass	Special Mention	Substandard	Loss	Total
Mortgage loans on real estate:
One-to-four family first lien residential	$95,697	$-	$-	$-	$95,697
Residential construction	5,978	-	-	-	5,978
Home equity loans and lines of credit	7,706	-	-	-	7,706
Commercial	19,985	-	1,688	-	21,673
Total mortgage loans on real estate	129,366	-	1,688	-	131,054
Commercial and industrial	7,944	77	291		8,312
Consumer loans	2,443	-	-	-	2,443
Total loans	$139,753	$77	$1,979	$-	$141,809

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of june 30, 2018 (unaudited) and December 31, 2017 and THE three and six months ended june 30, 2018 and 2017 (unaudited)

4.	LOANS (Continued)

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date. An age analysis of past due loans, segregated by class of loans, are as follows:

	June 30, 2018 (Unaudited)
	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
One-to-four family first lien residential	$1,207	$686	$706	$2,599	$95,918	$98,517
Residential construction	-	-	-	-	5,210	5,210
Home equity loans and lines of credit	17	-	-	17	7,645	7,662
Commercial	163	119	-	282	21,259	21,541
Total mortgage loans on real estate	1,387	805	706	2,898	130,032	132,930
Commercial and industrial	20	-	-	20	10,822	10,842
Consumer loans	-	-	-	-	2,331	2,331
Total loans	$1,407	$805	$706	$2,918	$143,185	$146,103

	December 31, 2017
	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
One-to-four family first lien residential	$740	$121	$1,177	$2,038	$93,659	$95,697
Residential construction	-	-	-	-	5,978	5,978
Home equity loans and lines of credit	-	-	-	-	7,706	7,706
Commercial	247	-	-	247	21,426	21,673
Total mortgage loans on real estate	987	121	1,177	2,285	128,769	131,054
Commercial and industrial	-	-	-	-	8,312	8,312
Consumer loans	29	8	-	37	2,406	2,443
Total loans	$1,016	$129	$1,177	$2,322	$139,487	$141,809

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of june 30, 2018 (unaudited) and December 31, 2017 and THE three and six months ended june 30, 2018 and 2017 (unaudited)

4.	LOANS (Continued)

Nonaccrual loans, segregated by class of loan as of June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
	2018	2017
	(Unaudited)
	(In thousands)

Mortgage loans on real estate	$706	$1,177
Commercial and industrial loans	-	-
Consumer loans	-	-
Total nonaccrual loans	$706	$1,177

The following table summarizes impaired loan information by portfolio class:

	June 30, 2018 (Unaudited)
	(In thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Mortgage loans on real estate	$318	$318	$12
Commercial and industrial loans	-	-	-
	318	318	12
With no allowance recorded:
Mortgage loans on real estate	1,409	388	-
Commercial and industrial loans	-	-	-
	1,409	388	-

Total	$1,727	$706	$12

	December 31, 2017
	(In thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Mortgage loans on real estate	$318	$318	$7
Commercial and industrial loans	-	-	-
	318	318	7
With no allowance recorded:
Mortgage loans on real estate	1,640	1,640	-
Commercial and industrial loans	-	-	-
	1,640	1,640	-

Total	$1,958	$1,958	$7

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of june 30, 2018 (unaudited) and December 31, 2017 and THE three and six months ended june 30, 2018 and 2017 (unaudited)

4.	LOANS (Continued)

The following table presents the average recorded investment in impaired loans:

	June 30,	December 31,
	2018	2017
	(Unaudited)
	(In thousands)

Mortgage loans on real estate	$1,843	$1,556
Commercial and industrial loans	-	177

Total	$1,843	$1,733

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

As of June 30, 2018, the Company modified two commercial mortgage loans valued together at $1.0 million that are considered TDRs. We modified the terms to interest only for a two year period. These loans are paying according to their modified terms and are classified as substandard and impaired. There were no loans considered to be TDRs at June 30, 2017.

The following table presents interest income recognized on impaired loans for the three months ended June 30, 2018 and 2017:

	June 30,
	2018	2017
	(Unaudited)
	(In thousands)

Mortgage loans on real estate - commercial	$8	$-
Commercial and industrial loans	-	4

Total	$8	$4

The following table presents interest income recognized on impaired loans for the six months ended June 30, 2018 and 2017:

	June 30,
	2018	2017
	(Unaudited)
	(In thousands)

Mortgage loans on real estate - commercial	$18	$2
Commercial and industrial loans	-	9

Total	$18	$11

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of june 30, 2018 (unaudited) and December 31, 2017 and THE three months ended june 30, 2018 and 2017 (unaudited)

4.	LOANS (Continued)

The following tables summarize the activity in the allowance for loan losses for the three months ended June 30, 2018 and 2017.

	For the three months ended June 30, 2018 (Unaudited)
	(In thousands)
	Mortgage Loans on Real Estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$881	$129	$3	$238	$1,251
Charge-offs	-	-	(9)	-	(9)
Recoveries	-	-	-	-	-
Provision	(14)	(2)	11	5	-
Ending balance	$867	$127	$5	$243	$1,242

	For the three months ended June 30, 2017 (Unaudited)
	(In thousands)
	Mortgage Loans on Real Estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$863	$90	$4	$128	$1,085
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision	75	2	1	(28)	50
Ending balance	$938	$92	$5	$100	$1,135

The following tables summarize the activity in the allowance for loan losses for the six months ended June 30, 2018 and 2017.

	For the six months ended June 30, 2018 (Unaudited)
	(In thousands)
	Mortgage Loans on Real Estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$870	$116	$5	$250	$1,241
Charge-offs	-	-	(9)	-	(9)
Recoveries	-	-	-	-	-
Provision	(3)	11	9	(7)	10
Ending balance	$867	$127	$5	$243	$1,242

	For the six months ended June 30, 2017 (Unaudited)
	(In thousands)
	Mortgage Loans on Real Estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$862	$180	$5	$123	$1,170
Charge-offs	(64)	(61)	-	-	(125)
Recoveries	-	-	-	-	-
Provision	140	(27)	-	(23)	90
Ending balance	$938	$92	$5	$100	$1,135

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of june 30, 2018 (unaudited) and December 31, 2017 and THE three and six months ended june 30, 2018 and 2017 (unaudited)

5.	COMPREHENSIVE INCOME (LOSS)

The balances and changes in the components of accumulated other comprehensive loss, net of tax, are as follows:

	For the three months ended June 30, 2018
	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Pension Plan	Total
	(In thousands)

Beginning Balance	$(443)	$(3,114)	$(3,557)

Other comprehensive income (loss)	(14)	-	(14)

Ending Balance	$(457)	$(3,114)	$(3,571)

	For the three months ended June 30, 2017
	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Pension Plan	Total
	(In thousands)

Beginning Balance	$(232)	$(2,514)	$(2,746)

Other comprehensive income (loss)	157	-	157

Ending Balance	$(75)	$(2,514)	$(2,589)

	For the six months ended June 30, 2018
	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Pension Plan	Total
	(In thousands)

Beginning Balance	$(206)	$(3,114)	$(3,320)

Other comprehensive income (loss)	(251)	-	(251)

Ending Balance	$(457)	$(3,114)	$(3,571)

	For the six months ended June 30, 2017
	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Pension Plan	Total
	(In thousands)

Beginning Balance	$(273)	$(2,514)	$(2,787)

Other comprehensive income (loss)	198	-	198

Ending Balance	$(75)	$(2,514)	$(2,589)

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of june 30, 2018 (unaudited) and December 31, 2017 and THE three and six months ended june 30, 2018 and 2017 (unaudited)

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of june 30, 2018 (unaudited) and December 31, 2017 and THE three and six months ended june 30, 2018 and 2017 (unaudited)

6.	FAIR VALUE MEASUREMENT and FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Available-for-Sale Securities:

June 30, 2018 (Unaudited):
Municipal securities	$9,688	$-	$9,688	$-
Mortgage-backed securities and collateralized mortgage obligations	11,917	-	11,917	-
Corporate securities	5,342	-	5,342	-
	$26,947	$-	$26,947	$-

December 31, 2017:
Municipal securities	$9,038	$-	$9,038	$-
Mortgage-backed securities and collateralized mortgage obligations	10,216	-	10,216	-
Corporate securities	2,843	-	2,843	-
	$22,097	$-	$22,097	$-

There were no securities transferred out of level 2 securities available-for-sale during the six months ended June 30, 2018 and the year ended December 31, 2017.

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

Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at June 30, 2018 and December 31, 2017.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of june 30, 2018 (unaudited) and December 31, 2017 and THE three and six months ended june 30, 2018 and 2017 (unaudited)

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of june 30, 2018 (unaudited) and December 31, 2017 and THE three and six months ended june 30, 2018 and 2017 (unaudited)

6.	FAIR VALUE MEASUREMENT and FAIR VALUE OF FINANCIAL INSTRUMENTs (Continued)

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2018 and December 31, 2017 are as follows:

	Fair Value	Carrying	Fair
	Hierarchy	Amount	Value
	(In thousands)
June 30, 2018 (Unaudited):
Financial assets:
Cash and due from banks	Level 1	$3,430	$3,430
Securities available-for-sale	Level 2	26,947	26,947
Investment in FHLB stock	Level 2	2,631	2,631
Loans, net	Level 3	145,398	142,874
Accrued interest receivable	Level 1	654	654
Financial liabilities:
Deposits	Level 1/2	132,805	128,732
Advances and borrowings from FHLB	Level 2	29,750	29,750
Advances from borrowers for taxes and insurance	Level 1	2,607	2,607

December 31, 2017:
Financial assets:
Cash and due from banks	Level 1	$4,375	$4,375
Securities available-for-sale	Level 2	22,097	22,097
Investment in FHLB stock	Level 2	2,340	2,340
Loans, net	Level 3	141,150	138,178
Accrued interest receivable	Level 1	666	666
Financial liabilities:
Deposits	Level 1/2	129,596	127,610
Advances and borrowings from FHLB	Level 2	24,500	24,500
Accrued interest payable	Level 1	62	62
Advances from borrowers for taxes and insurance	Level 1	1,957	1,957

consolidated Financial Statements
as of june 30, 2018 (unaudited) and December 31, 2017 and THE three and six months ended june 30, 2018 and 2017 (unaudited)

6.	FAIR VALUE MEASUREMENT and FAIR VALUE OF FINANCIAL INSTRUMENTs (Continued)

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2018 and December 31, 2017 were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)

June 30, 2018 (Unaudited):
Impaired loans	$306	$-	$-	$306

December 31, 2017:
Impaired loans	$311	$-	$-	$311

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of June 30, 2018 (unaudited) and December 31, 2017 and THE three and six months ended june 30, 2018 and 2017 (unaudited)

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
	valuation
	of property

At June 30, 2018, the fair value consists of impaired loan balances of $318,000, net of valuation allowance of $12,000 and at December 31, 2017, the fair value consists of loan balances of $318,000, net of a valuation allowance $7,000.

At June 30, 2018 and December 31, 2017, there was no foreclosed real estate.

Once a loan is foreclosed, the fair value of the real estate continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan. At June 30, 2018 and December 31, 2017, there was no foreclosed real estate whose carrying value was written down utilizing Level 3 inputs.

The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $474,000 and $257,000 at June 30, 2018 and December 31, 2017, respectively.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of june 30, 2018 (unaudited) and December 31, 2017 and THE three and six ended june 30, 2018 and 2017 (unaudited)

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

	June 30,	December 31,
	2018	2017
	(Unaudited)
	(In thousands)

Commitments to Grant Loans	$1,679	$1,489

Unfunded Commitments Under Lines of Credit	$5,224	$4,020

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of june 30, 2018 (unaudited) and December 31, 2017 and THE three and six months ended june 30, 2018 and 2017 (unaudited)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios set forth in the table below of total, Tier 1, and Tier 1 common equity capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of June 30, 2018, that the Bank met all capital adequacy requirements to which it is subject.

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

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition.

As of June 30, 2018, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk- based, Tier 1 risk-based, Tier 1 common equity risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios as of June 30, 2018 and December 31, 2017 are as follows:

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of june 30, 2018 (unaudited) and December 31, 2017 and THE three and six months ended june 30, 2018 and 2017 (unaudited)

8.	REGULATORY CAPITAL REQUIREMENTS (continued)

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt and Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)

As of June 30, 2018 (Unaudited):
Total core capital to risk weighted assets	$20,531	18.23%	$9,011	8.00%	$11,264	10.00%
Tier 1 capital to risk weighted assets	19,290	17.12%	6,759	6.00%	9,011	8.00%
Tier 1 common equity to risk weighted assets	19,290	17.12%	5,069	4.50%	7,322	6.50%
Tier 1 capital to assets	19,290	10.49%	7,359	4.00%	9,198	5.00%

As of December 31, 2017:
Total core capital to risk weighted assets	$20,154	18.53%	$8,700	8.00%	$10,875	10.00%
Tier 1 capital to risk weighted assets	18,913	17.39%	6,525	6.00%	8,700	8.00%
Tier 1 common equity to risk weighted assets	18,913	17.39%	4,894	4.50%	7,068	6.50%
Tier 1 capital to assets	18,913	10.70%	7,071	4.00%	8,838	5.00%

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of june 30, 2018 (unaudited) and December 31, 2017 and THE three and six months ended june 30, 2018 and 2017 (unaudited)

9.	EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan (SERP)

Beginning in 2016, the Bank established a SERP for its executive officers. All benefits provided under the SERP are unfunded and, as the executive officers retire, the Company will make a payment to the participant. At June 30, 2018 and December 31, 2017, the Company recorded $67,000 and $50,000, respectively for the SERP in other liabilities. For the three months ended June 30, 2018 and 2017, the expense included in employee benefits for the SERP totaled $19,000 for both periods. For the six months ended June 30, 2018 and 2017, the expenses included in employee benefits for the SERP totaled $17,000 for both periods.

Defined Benefit Plan

The Company provides pension benefits for eligible employees through a noncontributory defined benefit pension plan. Substantially all employees participate in the retirement plan on a noncontributing basis and are fully vested after five years of service.

The following tables present the components of the net periodic pension plan cost for the Company’s Defined Benefit Pension Plan (the “Pension Plan”) for the periods indicated:

	For the three months ended June 30, 2018	For the three months ended June 30, 2017
Service cost	$83,750	$62,990
Interest cost	103,075	105,776
Expected return on assets	(196,500)	(176,280)
Amortization of unrecognized loss	53,550	50,757
Net periodic pension cost	$43,875	$43,243

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Service cost	$167,500	$125,980
Interest cost	206,150	211,552
Expected return on assets	(393,000)	(352,560)
Amortization of unrecognized loss	107,100	101,514
Net periodic pension cost	$87,750	$86,486

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

Employee stock ownership plan (“ESOP”)

Effective upon the completion of the Company's initial public stock offering in October 2017, the Bank established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $775,740 in proceeds from a term loan obtained from the Company to purchase 77,574 shares of common stock in the initial public offering at a price of $10.00 per share. The ESOP loan will be repaid principally from the Bank's contribution to the ESOP in annual payments through 2047 based on the prime rate of interest on the first business day each year. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Bank recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares would be recorded as a reduction of retained earnings and dividends on unallocated shares would be recorded as a reduction of debt. The Company recognized $13,000 and $6,000 of compensation expense related to this plan for the six months and three months ended June 30, 2018, and 2017 respectively. At December 31, 2017, there were 76,993 shares not yet released having an aggregate market value of approximately $751,000. Participant vesting provisions for the ESOP are 20% per year and will be fully vested upon completion of six years of credited service. Eligible employees who were employed with the Bank shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of june 30, 2018 (unaudited) and December 31, 2017 and THE three and six months ended june 30, 2018 and 2017 (unaudited)

10.	EARNINGS PER SHARE COMMON

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is net income to the Company. The Company has not granted any restricted stock awards or stock options and, during the six months ended June 30, 2018 and 2017, had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.

The following tables set forth the calculation of basic earnings per share.

	Three months ended June 30,
(In thousands of dollars except per share data)	2018	2017

Basic earnings per common share:
Net income available to common stockholders	$193	$93
Weighted average common shares outstanding	1,902,261	N/A
	$0.10	N/A

	Six months ended June 30,
(In thousands of dollars except per share data)	2018	2017

Basic earnings per common share:
Net income available to common stockholders	$360	$257
Weighted average common shares outstanding	1,902,585	N/A
	$0.19	N/A

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of june 30, 2018 (unaudited) and December 31, 2017 and THE three and six months ended june 30, 2018 and 2017 (unaudited)

11.	NON-INTEREST INCOME

During the six months ended June 30, 2018, the Company adopted the amendments of ASU 2014-09 – Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. The Company has included the following tables regarding the Company's non-interest income for the periods presented.

	For the three months ended June 30,
	2018	2017
(In thousands)
Service fees
Deposit related fees	$10	$11
Loan servicing income	21	15
Total service fees	31	26
Fee income
Securities commission income	34	28
Insurance commission income	4	4
Total insurance and securities commission income	38	32
Card income
Debit card interchange fee income	22	17
ATM fees	2	2
Insufficient fund fees	19	15
Total card and insufficient funds income	43	34
Realized gain on sale of residential mortgage loans and available-for-sale securities
Realized gain on sales of residential mortgage loans	6	55
Realized gain on available-for-sale securities	-	1
Total gain on sale of loans and securities	6	56
Bank owned life insurance	14	15
Other miscellaneous income	6	5
Total non-interest income	$138	$168

	For the six months ended June 30,
	2018	2017
(In thousands)
Service fees
Deposit related fees	$28	$27
Loan servicing income	41	29
Total service fees	69	56
Fee income
Securities commission income	82	70
Insurance commission income	8	(1)
Total insurance and securities commission income	90	69
Card income
Debit card interchange fee income	39	33
ATM fees	4	3
Insufficient fund fees	28	30
Total card and insufficient funds income	71	66
Realized gain on sale of residential mortgage loans and available-for-sale securities
Realized gain on sales of residential mortgage loans	7	73
Realized gain on available-for-sale securities	-	1
Total gain on sale of loans and securities	7	74
Bank owned life insurance	28	32
Other miscellaneous income	13	15
Total non-interest income	$278	$312

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Statements

Certain statements contained herein are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

•	Credit quality and the effect of credit quality on the adequacy of our allowance for loan losses;
•	Deterioration in financial markets that may result in impairment charges relating to our securities portfolio;
•	Competition in our primary market areas;
•	Changes in interest rates and national or regional economic conditions;
•	Costs of expanding our branch network;
•	Changes in monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
•	Significant government regulations, legislation, and potential changes thereto;
•	A reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;
•	Increased cost of operations due to greater regulatory oversight, supervision, and examination of banks and bank holding companies, and higher deposit insurance premiums;
•	Limitations on our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations; and
•	Other risks described herein and in the other reports and statements we file with the SEC.

The Company disclaims any obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect future events or developments.

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets (primarily cash and due from banks), and the interest we pay on our interest-bearing liabilities, consisting primarily of demand accounts, NOW accounts, savings accounts, money market accounts, certificate of deposit accounts and borrowings. Our results of operations also are affected by non-interest income, our provision for loan losses and non-interest expense. Non-interest income consists primarily of fee income and service charges, income from our financial services division, earnings on bank owned life insurance and realized gains on sales of loans and securities. Non-interest expenses consist primarily of compensation and employee benefits, core processing, premises and equipment, professional fees, postage and office supplies, FDIC premiums, advertising, and other expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities. For the three months ended June 30, 2018, we had net income of $193,000 compared to net income of $93,000 for the three months ended June 30, 2017. The period over period $100,000 increase in net income was due to an increase in net interest income and a decrease in the provision for loan losses, partially offset by an increase in non-interest expense and a decrease in non-interest income. For the six months ended June 30, 2018, we had net income of $360,000 compared to net income of $257,000 for the six months ended June 30, 2017. The period over period $103,000 increase in net income was due to an increase in net interest income and a decrease in the provision for loan losses, partially offset by an increase in non-interest expense and a decrease in non-interest income.

At June 30, 2018, we had $185.2 million in consolidated assets, an increase of $9.0 million, or 5.1%, from $176.2 million at December 31, 2017. During the first six months of 2018, we continued to focus on loan production, particularly with respect to commercial and industrial loans as well as residential real estate loans.

The Bank is in the process of getting local municipal approvals to open a new branch office location in Bridgeport, New York. Subject to the receipt of such approvals, the Bank excepts to open the branch in the spring of 2019. Management does anticipate an increase in non-interest expense in connection with the opening of this branch location.

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

Average balances and yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:

Loans (1)	$146,047	$1,724	4.72%	$136,631	$1,548	4.53%
Available-for-sale securities	27,129	152	2.24%	21,308	105	1.97%
FHLB Stock	2,459	36	5.86%	1,982	26	5.25%
Other interest-earning assets	1,774	7	1.58%	1,800	5	1.11%
Total interest-earning assets	$177,409	$1,919	4.33%	161,721	$1,684	4.17%
Noninterest-earning assets	6,435			7,295
Total assets	$183,844			$169,016

Interest-bearing liabilities:

NOW accounts	$13,644	$6	0.18%	$12,201	$4	0.13%
Regular savings and demand club accounts	21,409	3	0.06%	23,452	4	0.07%
Money market accounts	14,392	21	0.58%	13,961	19	0.54%
Certificates of deposit and retirement accounts	72,517	273	1.51%	71,586	223	1.25%
Total interest-bearing deposits	121,962	303	0.99%	121,200	250	0.83%
FHLB Borrowings	26,673	144	2.16%	21,704	107	1.97%
Total interest-bearing liabilities	148,635	$447	1.20%	142,904	$357	1.00%
Noninterest-bearing deposits	16,689			14,798
Other non-interest bearing liabilities	338			494
Total liabilities	165,662			158,196
Stockholders' equity	18,182			10,820
Total liabilities and stockholders' equity	$183,844			$169,016

Net interest income		$1,472			$1,327
Net interest rate spread (2)			3.12%			3.17%
Net interest-earning assets (3)	$28,774			$18,817
Net interest margin (4)			3.32%			3.28%
Average interest-earning assets to average interest-bearing liabilities	119%			113%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

	For the Six Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:

Loans (1)	$144,253	$3,325	4.61%	$135,689	$3,046	4.49%
Available-for-sale securities	25,622	277	2.16%	20,582	195	1.89%
FHLB Stock	2,441	76	6.23%	2,044	56	5.48%
Other interest-earning assets	2,303	19	1.65%	1,686	8	0.95%
Total interest-earning assets	174,619	$3,697	4.23%	160,001	$3,305	4.13%
Noninterest-earning assets	6,928			6,544
Total assets	$181,547			$166,545

Interest-bearing liabilities:

NOW accounts	$12,359	$11	0.18%	$11,773	$8	0.14%
Regular savings and demand club accounts	21,338	6	0.06%	23,355	7	0.06%
Money market accounts	13,875	39	0.56%	14,585	41	0.56%
Certificates of deposit and retirement accounts	72,322	524	1.45%	66,550	394	1.18%
Total interest-bearing deposits	119,894	579	0.97%	116,263	450	0.77%
FHLB Borrowings	27,435	282	2.06%	24,793	211	1.70%
Total interest-bearing liabilities	147,329	$861	1.17%	141,056	$661	0.94%
Noninterest-bearing deposits	15,697			14,208
Other non-interest bearing liabilities	321			459
Total liabilities	163,347			155,723
Stockholders' Equity	18,200			10,822
Total liabilities and stockholders' equity	$181,547			$166,545

Net interest income		$2,836			$2,644
Net interest rate spread (2)			3.07%			3.19%
Net interest-earning assets (3)	$27,290			$18,945
Net interest margin (4)			3.25%			3.30%
Average interest-earning assets to average interest-bearing liabilities	119%			113%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2018 vs. 2017			2018 vs. 2017
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)

Interest-earning assets:
Loans (1)	$107	$69	$176	$192	$87	$279
Available-for-sale securities	28	20	47	48	34	82
FHLB Stock	6	4	10	11	9	20
Other interest-earning assets	-	2	2	3	8	11

Total interest-earning assets	$141	$95	$235	$254	$137	$392

Interest-bearing liabilities:
NOW accounts	$-	$2	$2	-	$3	$3
Regular savings and demand club accounts	-	(1)	(1)	(1)	(0)	(1)
Money market accounts	1	1	2	(2)	(0)	(2)
Certificates of deposit and retirement accounts	3	48	50	34	96	129
Total deposits	4	50	53	32	97	129

FHLB Borrowings	24	13	37	22	49	71

Total interest-bearing liabilities	28	63	90	54	147	200

Change in net interest income	$113	$32	$145	$198	$(8)	$192

(1)	Includes loans held for sale.

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Total assets increased $9.0 million, or 5.1%, to $185.2 million at June 30, 2018 from $176.2 million at December 31, 2017. The increase was primarily due to increases in loans and securities available-for-sale.

Loans, increased $4.2 million, or 3.0%, to $145.4 million at June 30, 2018 from $141.2 million at December 31, 2017, reflecting increases in residential loans and commercial and industrial loans. One- to four-family residential real estate mortgage loans increased $2.8 million, or 2.9%, to $98.5 million at June 30, 2018 from $95.7 million at December 31, 2017. In addition, commercial and industrial loans increased $2.5 million, or 30.4%, to $10.8 million at June 30, 2018 from $8.3 million at December 31, 2017. Commercial real estate loans decreased $132,000, or 0.6%, to $21.5 million at June 30, 2018 from $21.7 million at December 31, 2017. In the first six months of 2018, we increased our portfolio of commercial and industrial loans and residential mortgages to increase earnings. Historically the first half of each year tends to be slower than the rest of the year for mortgage originations.

Securities available-for-sale increased by $4.8 million, or 21.7%, to $26.9 million at June 30, 2018 from $22.1 million at December 31, 2017. The increase was primarily due to purchases of $6.5 million in new securities, partially offset by principal repayments of $1.2 million. The new purchases included five corporate floating rate bonds totaling $2.5 million, two FNMA pools totaling $2.1 million, one FHLMC pools totaling $1.1 million, and two bank qualified municipal securities totaling $842,000.

Cash and due from banks decreased $1.0 million to $3.4 million at June 30, 2018 from $4.4 million at December 31, 2017 due to investment in securities and loans.

Total deposits increased $3.2 million, or 2.5%, to $132.8 million at June 30, 2018 from $129.6 million at December 31, 2017. The increase was primarily due to an increase in NOW accounts, which increased $2.4 million, or 18.6%, to $15.3 million at June 30, 2018 from $12.9 million at December 31, 2017. This increase was primarily due to special advertising promotions targeting transaction accounts during the first six months of 2018.

Total borrowings from the FHLBNY increased $5.3 million, or 21.6%, to $29.8 million at June 30, 2018 from $24.5 million at December 31, 2017 as we increased borrowings to fund loan growth.

Total stockholders’ equity increased $99,000, or 0.5% to $18.5 million at June 30, 2018 from $18.4 million at December 31, 2017. The increase was primarily due to net income of $360,000 and a decrease of unearned ESOP shares of $13,000 partially offset by the increase in accumulated other comprehensive loss of $251,000 for the six months ended June 30, 2018.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017

General. Net income increased $100,000, or 107.5%, to $193,000 for the three months ended June 30, 2018, from $93,000 for the three months ended June 30, 2017. The increase was due to an increase in net interest income and a decrease in the provision for loan losses, partially offset by a decrease in non-interest income, and an increase in non-interest expense.

Interest Income. Interest income increased $235,000, or 14.0%, to $1.9 million for the three months ended June 30, 2018, from $1.7 million for the three months ended June 30, 2017. Our average balance of interest-earning assets increased $15.7 million, or 9.7%, to $177.4 million for the three months ended June 30, 2018 from $161.7 million for the three months ended June 30, 2017 due primarily to an increase in the average balance of loans and available-for-sale securities. The average yield on interest-earning assets increased 16 basis points to 4.33% for the three months ended June 30, 2018 from 4.17% for the three months ended June 30, 2017 as our interest-earning assets repriced with the rising interest rate environment.

Interest income on loans increased $176,000, or 11.4%, to $1.7 million for the three months ended June 30, 2018 from $1.5 million for the three months ended June 30, 2017 due to the increase in the average balance of loans and the increase in the average yield on loans. Our average balance of loans increased $9.4 million, or 6.9%, to $146.0 million for the three months ended June 30, 2018 from $136.6 million for the three months ended June 30, 2017. The increase in the average balance of loans resulted from our continued emphasis on growing our one- to four-family residential real estate portfolio and our recent increased focus on commercial lending. Our average yield on loans increased 19 basis points to 4.72% for the three months ended June 30, 2018 from 4.53% for the three months ended June 30, 2017, as our adjustable rate loans repriced with the rising interest rate environment and we received pre-payment penalties on several commercial real estate loans.

Interest income on available-for-sale securities increased $47,000, or 46.2%, to $152,000 for the three months ended June 30, 2018 from $105,000 for the three months ended June 30, 2017 due primarily to increases in the average yield of available-for-sale securities and the average balance of available-for- sale securities. The average yield we earned on available-for-sale securities increased 27 basis points to 2.24% for the three months ended June 30, 2018 from 1.97% for the three months ended June 30, 2017 primarily as a result of lower premium amortization resulting from slower prepayment speeds on mortgage-backed securities and the repricing of floating rate securities to the three month LIBOR in a rising rate environment. The average balance of available-for-sale securities increased $5.8 million, or 27.2%, to $27.1 million for the three months ended June 30, 2018 from $21.3 million for the three months ended June 30, 2017.

Interest Expense. Interest expense increased $90,000, or 25.2%, to $447,000 for the three months ended June 30, 2018 from $357,000 for the three months ended June 30, 2017, due to increases in interest expense on deposits and borrowings. Our average balance of interest-bearing liabilities increased $5.7 million, or 4.0%, to $148.6 million for the three months ended June 30, 2018 from $142.9 million for the three months ended June 30, 2017 due primarily to increases in the average balances of NOW accounts and certificates of deposit. Our average rate on interest-bearing liabilities increased 20 basis points to 1.20% for the three months ended June 30, 2018 from 1.00% for the three months ended June 30, 2017 primarily as a result of increases in the average rate on FHLBNY borrowings and certificates of deposit.

Interest expense on deposits increased $53,000, or 21.2%, to $303,000 for the three months ended June 30, 2018 from $250,000 for the three months ended June 30, 2017 due to increases in the average rate paid on deposits and the average balance of deposits. The average rate paid on deposits increased to 0.99% for the three months ended June 30, 2018 from 0.83% for the three months ended June 30, 2017, primarily reflecting higher rates paid on promotional certificates of deposit and CDARS certificates of deposit. The average rate of certificates of deposit increased by 26 basis points to 1.51% for the three months ended June 30, 2018 from 1.25% for the three months ended June 30, 2017. In addition, the average balance of certificates of deposit increased by $900,000 to $72.5 million for the three months ended June 30, 2018 from $71.6 million for the three months ended June 30, 2017, and the average balance of NOW accounts increased by $1.4 million to $13.6 million for the three months ended June 30, 2018 from $12.2 million for the three months ended June 30, 2017 which reflected the majority of the growth in the average balance of deposits.

Interest expense on borrowings increased $37,000, or 34.6%, to $144,000 for the three months ended June 30, 2018 from $107,000 for the three months ended June 30, 2017. The increase in interest expense on borrowings reflected the increase in the average rate of FHLBNY borrowings which increased by 19 basis points to 2.16% for the three months ended June 30, 2018 from 1.97% for the three months ended June 30, 2017. The average balance of borrowings with the FHLBNY increased in the second quarter of 2018 as compared to the second quarter of 2017 by $5.0 million from $21.7 million to $26.7 million in order to fund our asset growth. The average rate on borrowings increased due to the increase in short-term interest rates.

Net Interest Income. Net interest income increased $145,000, or 10.9%, to $1.5 million for the three months ended June 30, 2018 from $1.3 million for the three months ended June 30, 2017, primarily as a result of the growth in net interest-earning assets which increased $10.0 million or 52.9% from $18.8 million for the three months ended June 30, 2017 to $28.8 million for the three months ended June 30, 2018. Our net interest rate spread decreased by five basis points to 3.12% for the three months ended June 30, 2018 from 3.17% for the three months ended June 30, 2017, and our net interest margin increased by four basis points to 3.32% for the three months ended June 30, 2018 from 3.28% for the three months ended June 30, 2017, primarily due to several large pre-payment penalties on commercial real estate loans.

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

Based on our evaluation of the above factors, we did not record a provision for loan losses for the three months ended June 30, 2018 compared to a $50,000 provision for loan losses for the three months ended June 30, 2017. The decrease in the provision for the three months ended June 30, 2018 was the result of improving asset delinquency trends. We experienced net charge-offs of $9,000 for the three months ended June 30, 2018. There were no charge-offs in the second quarter of 2017. The allowance for loan losses was $1.2 million, or 0.88% of net loans outstanding, at June 30, 2018, $1.2 million, or 0.88% of net loans outstanding, at December 31, 2017 and $1.1 million, or 0.80% of net loans outstanding, at June 30, 2017.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate for the three months ended June 30, 2018 and June 30, 2017. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-Interest Income. Non-interest income decreased $30,000, or 17.9%, to $138,000 for the three months ended June 30, 2018 from $168,000 for the three months ended June 30, 2017. The decrease was primarily due to a decrease in net gains on sale of residential mortgage loans offset by an increase in financial services income and fee income. Net gain on the sale of residential mortgage loans decreased to $6,000 for the three months ended June 30, 2018 from $55,000 for the three months ended June 30, 2017, or $49,000. Financial services income increased $6,000, or 18.8% to $38,000 for the three months ended June 30, 2018 from $32,000 for the three months ended June 30, 2017. Fee income increased $25,000 or 104.2%, to $49,000 for the three months ended June 30, 2018 from $24,000 for the three months ended June 30, 2017. The decrease in gains on sale of residential mortgage loans sold was due to lower loan volume in the second quarter of 2018. The increase in income from financial services was due to the increase in assets under management. Fee income increased because of our promotions targeting transaction accounts in the second quarter of 2018.

Non-Interest Expense. Non-interest expense increased by $55,000, or 4.1%, to $1.4 million for the three months ended June 31, 2018 from $1.3 million for the three months ended June 30, 2017. The increase was primarily due to an increase in compensation and employee benefits as well as core processing expenses. Compensation and employee benefits increased $81,000, or 12.0%, to $756,000 for the three months ended June 30, 2018 from $675,000 for the three months ended June 30, 2017 because of additional personnel. Core processing expenses increased $46,000, or 30.1% to $199,000 for the three months ended June 30, 2018 from $153,000 for the three months ended June 30, 2017. The increase in core processing expenses was due to the addition of several products and services offered to our customers such as business banking on-line, ACH origination and 24-hour call center service. Professional fees decreased $66,000 or 47.5%, to $73,000 for the three months ended June 30, 2018 from $139,000 for the three months ended June 30, 2018. Professional fees decreased due to lower audit and accounting fees in 2018 and the hiring of an internal auditor. FDIC insurance premiums decreased $23,000 or 70.0% due to an over accrual of premiums in the first quarter of 2017. Our FDIC assessment has decreased due to the additional capital raised in 2017.

Income Tax Expense. We incurred income tax expense of $33,000 and $23,000 for the three months ended June 30, 2018 and 2017, respectively, resulting in effective rates of 14.6% and 19.8%, respectively. The increase in income tax expense for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was primarily due to an increase in income before tax.

Comparison of Operating Results for the Six Months Ended June 30, 2018 and 2017

General. Net income increased $103,000, or 40.1%, to $360,000 for the six months ended June 30, 2018, from $257,000 for the six months ended June 30, 2017. The increase was due to an increase in net interest income and a decrease in the provision for loan losses, partially offset by a decrease in non-interest income, and an increase in non-interest expense.

Interest Income. Interest income increased $392,000, or 11.9%, to $3.7 million for the six months ended June 30, 2018, from $3.3 million for the six months ended June 30, 2017. Our average balance of interest-earning assets increased $14.6 million, or 9.2%, to $174.6 million for the six months ended June 30, 2018 from $160.0 million for the six months ended June 30, 2017 due primarily to an increase in the average balance of loans. The average yield on interest-earning assets increased 10 basis points to 4.23% for the six months ended June 30, 2018 from 4.13% for the six months ended June 30, 2017 as our interest-earning assets repriced with the rising interest rate environment.

Interest income on loans increased $279,000, or 9.2%, to $3.3 million for the six months ended June 30, 2018 from $3.0 million for the six months ended June 30, 2017 due to the increase in the average balance of loans and the increase in the average yield on loans. Our average balance of loans increased $8.6 million, or 6.3%, to $144.3 million for the six months ended June 30, 2018 from $135.7 million for the six months ended June 30, 2017. The increase in the average balance of loans resulted from our continued emphasis on growing our one- to four-family residential real estate portfolio and our recent increased focus on commercial lending. Our average yield on loans increased 12 basis points to 4.61% for the six months ended June 30, 2018 from 4.49% for the six months ended June 30, 2017, as our adjustable rate loans repriced with the rising interest rate environment.

Interest income on available-for-sale securities increased $82,000, or 42.1%, to $277,000 for the six months ended June 30, 2018 from $195,000 for the six months ended June 30, 2017 due primarily to increases in the average yield of available-for-sale securities and the average balance of available-for- sale securities. The average yield we earned on available-for-sale securities increased 27 basis points to 2.16% for the six months ended June 30, 2018 from 1.89% for the six months ended June 30, 2017 primarily as a result of lower premium amortization resulting from slower prepayment speeds on mortgage-backed securities and the repricing of floating rate securities to the three month LIBOR in a rising rate environment. The average balance of available-for-sale securities increased $5.0 million, or 24.5%, to $25.6 million for the six months ended June 30, 2018 from $20.6 million for the six months ended June 30, 2017.

Interest Expense. Interest expense increased $200,000, or 30.3%, to $861,000 for the six months ended June 30, 2018 from $661,000 for the six months ended June 30, 2017, due to increases in interest expense on deposits and borrowings. Our average balance of interest-bearing liabilities increased $6.3 million, or 4.4%, to $147.3 million for the six months ended June 30, 2018 from $141.1 million for the six months ended June 30, 2017 due primarily to increases in the average balance of certificates of deposit. Our average rate on interest-bearing liabilities increased 23 basis points to 1.17% for the six months ended June 30, 2018 from 0.94% for the six months ended June 30, 2017 primarily as a result of increases in the average rate on FHLBNY borrowings and certificates of deposit.

Interest expense on deposits increased $129,000, or 28.7%, to $579,000 for the six months ended June 30, 2018 from $450,000 for the six months ended June 30, 2017 due to increases in the average rate paid on deposits and the average balance of deposits. The average rate paid on deposits increased to 0.97% for the six months ended June 30, 2018 from 0.77% for the six months ended June 30, 2017, primarily reflecting higher rates paid on promotional certificates of deposit and CDARS certificates of deposit. The average rate of certificates of deposit increased by 27 basis points to 1.45% for the six months ended June 30, 2018 from 1.18% for the six months ended June 30, 2017. In addition, the average balance of certificates of deposit increased by $5.7 million to $72.3 million for the six months ended June 30, 2018 from $66.6 million for the six months ended June 30, 2017, which reflected the majority of the growth in the average balance of deposits.

Interest expense on borrowings increased $71,000, or 33.7%, to $282,000 for the six months ended June 30, 2018 from $211,000 for the six months ended June 30, 2017. The increase in interest expense on borrowings reflected the increase in the average rate of FHLBNY borrowings which increased by 36 basis points to 2.06% for the six months ended June 30, 2018 from 1.70% for the six months ended June 30, 2017. The average balance of borrowings with the FHLBNY increased in the first half of 2018 as compared to the first half of 2017 by $2.6 million from $24.8 million to $27.4 million in order to fund our asset growth. The average rate on borrowings increased due to the increase in short-term interest rates.

Net Interest Income. Net interest income increased $192,000, or 7.3%, to $2.8 million for the six months ended June 30, 2018 from $2.6 million for the six months ended June 30, 2017, primarily as a result of the growth in net interest-earning assets which increased $8.3 million or 44.0% from $18.9 million for the six months ended June 30, 2017 to $27.3 million for the six months ended June 30, 2018. Our net interest rate spread decreased by 12 basis points to 3.07% for the six months ended June 30, 2018 from 3.19% for the six months ended June 30, 2017, and our net interest margin decreased by five basis points to 3.25% for the six months ended June 30, 2018 from 3.30% for the six months ended June 30, 2017.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses for the six months ended June 30, 2018 of $10,000 as compared to a $90,000 provision for loan losses for the six months ended June 30, 2017. The decrease in the provision for the six months ended June 30, 2018 was the result of increased asset quality and improving asset delinquency trends. We experienced net charge-offs of $9,000 for the six months ended June 30, 2018 as compared to net charge-offs of $125,000 for the same period in 2017. The allowance for loan losses was $1.2 million, or 0.88% of net loans outstanding, at June 30, 2018, $1.2 million, or 0.88% of net loans outstanding, at December 31, 2017 and $1.1 million, or 0.80% of net loans outstanding, at June 30, 2017.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate for the six months ended June 30, 2018 and June 30, 2017. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-Interest Income. Non-interest income decreased $34,000, or 10.9%, to $278,000 for the six months ended June 30, 2018 from $312,000 for the six months ended June 30, 2017. The decrease was primarily due to a decrease in net gains on sale of residential mortgage loans offset by an increase in financial services income and fee income. Net gain on the sale of residential mortgage loans decreased to $7,000 for the six months ended June 30, 2018 from $73,000 for the six months ended June 30, 2017 or $66,000. Financial services income increased $21,000, or 30.4% to $90,000 for the six months ended June 30, 2018 from $69,000 for the six months ended June 30, 2017. Fee income increased $36,000 or 75.0% to $84,000 for the six months ended June 30, 2018 from $48,000 for the six months ended June 30, 2017. The decrease in gains on sale of residential mortgage loans sold was due to lower loan volume in the first half of 2018. The increase in income from financial services was due to the increase in assets under management. Fee income increased because of our promotions targeting transaction accounts in the first half of 2018.

Non-Interest Expense. Non-interest expense increased by $130,000, or 5.1%, to $2.7 million for the six months ended June 31, 2018 from $2.5 million for the six months ended June 30, 2017. The increase was primarily due to an increase in compensation and employee benefits as well as core processing expenses. Compensation and employee benefits increased $146,000, or 5.7%, to $1.5 million for the six months ended June 30, 2018 from $1.3 million for the six months ended June 30, 2017 because of additional personnel. Core processing expenses increased $87,000, or 28.7% to $390,000 for the six months ended June 30, 2018 from $303,000 for the six months ended June 30, 2017. The increase in core processing expenses was due to the addition of several products and services offered to our customers such as business banking on-line, ACH origination and 24-hour call center service. Professional fees decreased $91,000 or 38.6%, to $145,000 for the six months ended June 30, 2018 from $236,000 for the six months ended June 30, 2017. Professional fees decreased due to lower audit and accounting fees in 2018 and the hiring of an internal auditor. FDIC insurance premiums decreased $46,000 or 79.3% due to an over accrual of premiums in the first quarter of 2017. Our FDIC assessment has decreased due to the additional capital raised in 2017.

Income Tax Expense. We incurred income tax expense of $68,000 and $63,000 for the six months ended June 30, 2018 and 2017, respectively, resulting in effective rates of 15.9% and 19.7%, respectively. The increase in income tax expense for the six months ended June 30, 2018 as compared to the same period in 2017 was primarily due to an increase in income before tax.

Non-Performing Assets

We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings. Non-performing assets, including non-performing loans, totaled $706,000, or 0.38% of total assets, at June 30, 2018 and $1.2 million, or 0.67% of total assets, at December 31, 2017. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated. We had no non-accruing troubled debt restructurings at the dates indicated.

	At June 30, 2018	At December 31, 2017
	(Dollars in thousands)

Non-accrual loans:
Residential:
One- to four-family	$706	$1,177
Home equity loans and lines of credit	-	-
Construction	-	-
Commercial real estate	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total non-accrual loans	$706	$1,177

Accruing loans 90 days or more past due:
Residential:
One- to four-family	-	-
Home equity loans and lines of credit	-	-
Construction	-	-
Commercial real estate	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total accruing loans 90 days or more pass due	$-	$-
Total non-performing loans	706	1,177
Real estate owned	-	-
Total non-performing assets	$706	$1,177

Total non-performing loans to total loans	0.48%	0.83%
Total non-performng loans to total assets	0.38%	0.67%
Total non-performing assets to total assets	0.38%	0.67%

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)

Balance at beginning of period	$1,241	$1,170

Charge-offs:
Residential:
One- to four-family	-	52
Home equity loans and lines of credit	-	-
Construction	-	-
Commercial real estate	-	12
Commercial and industrial	-	61
Consumer and other	9	-
Total charge-offs	9	125

Recoveries:
Residential:
One- to four-family	-	-
Home equity loans and lines of credit	-	-
Construction	-	-
Commercial real estate	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total recoveries	-	-

Net charge-offs	9	125
Provision for loan losses	10	90

Balance at end of period	$1,242	$1,135

Ratios:
Net charge-offs to average loans outstanding	0.01%	0.09%
Allowance for loan losses to non-performing loans at end of period	175.92%	99.13%
Allowance for loan losses to total loans at end of period	0.88%	0.80%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from calls, maturities, and sales of securities. We also have the ability to borrow from the FHLBNY. At June 30, 2018, we had a $80.1 million line of credit with the FHLBNY and a $2.5 million line of credit with Zions Bank. At June 30, 2018, we had $29.8 million in outstanding borrowings from the FHLBNY. We have not borrowed against the line of credit with Zions Bank during the six months ended June 30, 2018.

The Board and Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2018.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which includes cash and due from banks. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At June 30, 2018, cash and due from banks totaled $3.4 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $26.9 million at June 30, 2018.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year at June 30, 2018, totaled $39.1 million, or 29.4%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLBNY advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At June 30, 2018, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at June 30, 2018. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2018, we had outstanding commitments to originate loans of $1.7 million. We anticipate that we will have sufficient funds available to meet our current lending commitments.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

As of June 30, 2018, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101	The following materials from Seneca Financial Corp. Form 10-Q for the three and six months ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition (iii) the Consolidated Statements of Comprehensive Income (loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENECA FINANCIAL CORP.
(registrant)

August 14, 2018	/s/ Joseph G. Vitale
Joseph G. Vitale
President and Chief Executive Officer

August 14, 2018	/s/ Vincent J. Fazio
Vincent J. Fazio
Executive Vice President and Chief Financial Officer

