Form 10-Q
period 2018-09-30
Seneca Financial Corp.
filed 2018-11-14
CIK 1708715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

YES   ☒         NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES   ☒         NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒
		Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐     NO  ☒

As of November 9, 2018, there were 1,978,923 shares issued and outstanding of the registrant’s common stock.

SENECA FINANCIAL CORP.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

SENECA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands except per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and due from banks	$4,302	$4,375
Securities, available-for-sale	26,643	22,097
Loans, net of allowance for loan losses of $1,234 (9/30/18) and $1,241 (12/31/17)	151,256	141,150
Federal Home Loan Bank of New York stock, at cost	2,809	2,340
Interest receivable	783	666
Premises and equipment, net	2,502	2,626
Bank owned life insurance	2,423	2,381
Other assets	2,011	539
Total assets	$192,729	$176,174
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$12,668	$11,357
Interest bearing	122,911	118,239
Total Deposits	135,579	129,596
Short term Federal Home Loan Bank advances	9,500	4,100
Long term Federal Home Loan Bank advances	23,750	20,400
Advances from borrowers for taxes and insurance	1,015	1,957
Pension liability	54	55
Other liabilities	4,151	1,664
Total liabilities	174,049	157,772
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized and unissued	-	-
Common stock, $0.01 par value, 19,000,000 shares authorized, 1,978,923 shares issued and outstanding at September 30, 2018 and December 31, 2017	9	9
Additional paid-in capital	7,846	7,846
Retained earnings	15,210	14,637
Unearned ESOP shares, at cost	(750)	(770)
Accumulated other comprehensive loss	(3,635)	(3,320)
Total stockholders' equity	18,680	18,402
Total liabilities and stockholders' equity	$192,729	$176,174

The accompanying notes are an integral part of these statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
INTEREST INCOME
Loans, including fees	$1,740	$1,581	$5,065	$4,627
Securities	210	130	563	381
Other	8	6	27	14
Total interest income	1,958	1,717	5,655	5,022
INTEREST EXPENSE
Deposits	319	268	898	718
Advances and borrowings	168	118	450	329
Total interest expense	487	386	1,348	1,047
Net interest income	1,471	1,331	4,307	3,975
PROVISION FOR LOAN LOSSES	-	60	10	150
Net interest income after provision for loan losses	1,471	1,271	4,297	3,825
NON-INTEREST INCOME
Service fees	30	25	99	81
Income from financial services	50	37	140	106
Fee income	51	41	135	119
Earnings on bank-owned life insurance	14	14	42	46
Net gains on sale of residential mortgage loans	11	49	18	122
Net gains on sales of available-for-sale securities	-	-	-	1
Net loss on sales of fixed assets	-	(3)	-	(3)
Gain on sale of foreclosed real estate	-	5	-	8
Total non-interest income	156	168	434	480
NON-INTEREST EXPENSE
Compensation and employee benefits	779	634	2,251	1,960
Core processing	205	181	595	484
Premises and equipment	125	101	360	309
Professional fees	60	52	205	288
Postage & Office Supplies	27	29	86	96
FDIC premiums	13	31	25	89
Advertising	45	44	144	130
Mortgage recording tax	-	16	26	60
Other	112	90	350	308
Total non-interest expense	1,366	1,178	4,042	3,724
Income before provision for income taxes	261	261	689	581
PROVISION FOR INCOME TAXES	48	55	116	118
Net income	$213	$206	$573	$463

Net income per common share - basic and diluted	$0.11	N/A	$0.30	N/A

Weighted average number of shares outstanding - basic and diluted	1,902,590	N/A	1,903,874	N/A

The accompanying notes are an integral part of these statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

NET INCOME	$213	$206	$573	$463

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX
Unrealized gains on available-for-sale securities:
Unrealized holding (loss) gains arising during period	(16)	(15)	(399)	286

Reclassification adjustment for net gains included in net income	-	-	-	(1)

Net unrealized (loss) gains on available-for-sale securities	(16)	(15)	(399)	285

Defined benefit pension plan:
Net gains arising during the period	-	146	-	405
Reclassification of amortization of net losses recognized in net periodic pension cost	-	51	-	152

Net changes in defined benefit pension plan	-	197	-	557

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX	(16)	182	(399)	842

Tax effect	(3)	62	(84)	286

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(13)	120	(315)	556

TOTAL COMPREHENSIVE INCOME	$200	$326	$258	$1,019

The accompanying notes are an integral part of these statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER EQUITY
(Unaudited)
(In thousands)

					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Unearned ESOP	Comprehensive	Total
	Stock	Capital	Earnings	Shares	Loss	Equity

BALANCE, JANUARY 1, 2018	$9	$7,846	$14,637	$(770)	$(3,320)	$18,402

Net income	-	-	573	-	-	573
Other comprehensive loss	-	-	-	-	(315)	(315)
ESOP shares committed to be released	-	-	-	20	-	20

BALANCE, SEPTEMBER 30, 2018	$9	$7,846	$15,210	$(750)	$(3,635)	$18,680

BALANCE, JANUARY 1, 2017	-	-	13,567	-	(2,787)	$10,780

Net income	-	-	463	-	-	463
Other comprehensive income	-	-	-	-	556	556

BALANCE, SEPTEMBER 30, 2017	$-	$-	$14,030	$-	$(2,231)	$11,799

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$573	$463
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	149	124
Provision for loan losses	10	150
Net amortization of premiums and discounts on securities	197	202
Gain on sale of residential mortgage loans	(18)	(122)
Proceeds from sale of residential mortgage loans held for sale	2,949	8,024
Origination of residential mortgage loans held for sale	(2,931)	(7,902)
Gain on sale of foreclosed real estate	-	(8)
Gain on sale of fixed assets	-	3
Gain on sale of available-for-sale securities	-	(1)
Amortization of deferred loan fees	75	14
ESOP compensation expense	20	-
Earnings on investment in bank owned life insurance	(42)	(46)
Increase in accrued interest receivable	(117)	(5)
Increase in other assets	(1,236)	(917)
Change in deferred income tax benefit	(262)	-
Increase in other liabilities	2,491	1,972
Net cash flow (used in) provided by operating activities	1,858	1,951
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in securities available-for-sale
Proceeds from calls and maturities	-	825
Proceeds from sales	-	1,224
Principal repayments	1,901	1,598
Purchases	(7,043)	(5,962)
Purchases of Federal Home Loan Bank of New York stock	(469)	(67)
Purchase of bank owned life insurance	-	(180)
Net change in loans	(10,086)	(9,309)
Proceeds from sales of foreclosed assets	-	424
Proceeds from sales of premises and equipment	-	1
Purchases of premises and equipment	(25)	(657)
Net cash flow used in investing activities	(15,722)	(12,103)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	5,983	20,317
Decrease in advances from borrowers for taxes and insurance	(942)	(817)
Proceeds from long-term FHLB advances	3,350	5,900
Payments of long-term FHLB advances	(2,100)	(1,500)
Increase (decrease) in short-term FHLB advances	7,500	(9,900)
Net cash flow provided by financing activities	13,791	14,000
Net change in cash and cash equivalents	(73)	3,848
CASH AND CASH EQUIVALENTS - beginning of period	4,375	1,762
CASH AND CASH EQUIVALENTS - end of period	$4,302	$5,610
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and borrowed funds	$1,329	$1,011
Income taxes	$66	$3
Transfer of loans to other real estate owned	$-	$451

The accompanying notes are an integral part of these statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of SEPTEMBER 30, 2018 (unaudited) and December 31, 2017 and THE three and NINE months ended SEPTEMBER 30, 2018 and 2017 (unaudited)

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

The accompanying unaudited financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the financial position of the Company as of September 30, 2018 and the results of its operations and its cash flows for the periods presented. The interim financial information should be read in conjunction with the annual financial statements and the notes thereto included in the Form 10-K of the Company.

The results of operations at and for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year or any other period.

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

Change in Accounting Estimate. Due to a change in New York State tax law, mortgage recording tax expenses is a refundable tax credit, at the election of the tax payer. Under New York law, a bank that paid special additional mortgage recording tax (“SMART”) on residential mortgages in most New York counties any year beginning on or before January 1, 2015, may elect to treat the unused portion of the SAMRT credit on those mortgages as overpayment of tax to be carried forward or refunded. Previously, any unused credit was only eligible to be carried forward to future years. The Bank made this election on July 1, 2018 and its impact is immaterial.

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

The amendment more closely aligns the interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. Public companies will have to begin applying the revisions to FASB ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, and the related amendments in their first fiscal years that start after December 15, 2018. The changes will have to be used for the quarterly reports for those years. The FASB issued the amendment in response to the concerns that were brought to it about the requirements in ASC 310-20 that sometimes-forced bondholders to record a loss once a bond was called by its issuer. The amended guidance largely affects municipal bonds but also could affect the accounting treatment of some callable corporate debt.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of SEPTEMBER 30, 2018 (unaudited) and December 31, 2017 and THE three and NINE months ended SEPTEMBER 30, 2018 and 2017 (unaudited)

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

Under the new guidance a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or an operating lease (i.e., the classification criteria for distinguishing between finance leases and operating leases are substantially like the classification criteria for distinguishing between capital leases and operating leases under the previous guidance). However, unlike current U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, ASU No. 2016-02 will require both operating and finance leases to be recognized on the balance sheet. Additionally, the ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. Lessor accounting will remain largely unchanged from current U.S. GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of SEPTEMBER 30, 2018 (unaudited) and December 31, 2017 and THE three and NINE months ended SEPTEMBER 30, 2018 and 2017 (unaudited)

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

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements to address stakeholder suggestions for minor corrections and clarifications within the codification. The transition and effective date guidance are based on the facts and circumstances of each amendment. Some of the amendments in this update do not require transition guidance and will be effective upon issuance of this update. However, many of the amendments in this update do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. The Company does not expect the new guidance to have a material impact on the consolidated financial statements. The Company does not expect the new guidance to have a material impact on the consolidated financial statements.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of SEPTEMBER 30, 2018 (unaudited) and December 31, 2017 and THE three and NINE months ended SEPTEMBER 30, 2018 and 2017 (unaudited)

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

In August 2018, the FASB has issued Accounting Standards Update (ASU) No. 2018-15, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, a consensus of the FASB Emerging Issues Task Force, which amends the FASB Accounting Standards Codification (ASC) to provide guidance on accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provided guidance to customers concerning whether a cloud computing arrangement (e.g., software, platform, or infrastructure offered as a service) includes a software license. Pursuant to that guidance, (1) if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for in a manner consistent with the acquisition of other software licenses, or (2) if the arrangement does not include a software license, then the arrangement should be accounted for as a service contract, with the fees associated with the hosting element (service) of the arrangement expensed as they are incurred.

Following the issuance of ASU No. 2015-05, constituents requested that the FASB provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. Accordingly, because United States generally accepted accounting principles (U.S. GAAP) do not contain explicit guidance on accounting for such costs, and to address the resulting diversity in practice, the FASB has issued ASU No. 2018-15 to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Note that the guidance on accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in ASU No. 2018-15.

For Public Business Entities, the amended guidance is effective for fiscal years beginning after December 15, 2019 (i.e., calendar-year 2020), and for interim periods within those fiscal years. The Company does not expect the new guidance to have a material impact on the consolidated financial statements.

In October 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-16 , Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes , which adds the SOFR OIS as a benchmark rate that businesses can use to designate hedges of interest rate risk. This update adds to U.S. GAAP a new interest rate from the market for U.S. Treasury repurchase contracts to the list of accepted benchmark rates for hedge accounting. The SOFR is calculated by the Fed based on the interest rates banks charge one another in the overnight market for loans they make to one another, typically called repurchase agreements. In introducing the new rate, the Fed said that because it is based on transactions in the open market, it is more reflective of market conditions than LIBOR, which relies more on judgment. Adding the SOFR OIS as an acceptable hedge accounting benchmark for U.S. GAAP is considered a critical step in helping it gain more acceptance in the market. FASB ASC 815 provides guidance on the risks associated with financial assets or liabilities that are allowed to be hedged. Among those risks is the risk of changes in fair values or cash flows of existing or forecasted issuances or purchases of fixed-rate financial assets or liabilities attributable to a designated benchmark interest rate. U.S. GAAP considers a benchmark rate as a rate that is widely recognized, commonly referenced, and quoted in an active financial market. FASB ASC 815 lists three rates as benchmarks: the rate on direct Treasury obligations of the U.S. government, the Fed Funds Effective Swap Rate (Overnight Index Swap Rate), and the LIBOR swap rate. In 2017, the FASB added a fourth rate, the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate when it published ASU No. 2017-12 , Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which made several other changes to simplify hedge accounting and expand its use. The FASB wants businesses and organizations to adopt the amendments in ASU No. 2018-16 at the same time they adopt the changes in ASU No. 2017-12 . For public companies that have adopted ASU No. 2017-12, the new amendments are effective for fiscal years beginning after December 15 and interim periods within those fiscal years. For other companies and organizations that already have adopted ASU No. 2017-12 , the new amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted in any interim period as long as the company or organization already has adopted the broader 2017 hedge accounting update. The Company does not expect the new guidance to have a material impact on the consolidated financial statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of SEPTEMBER 30, 2018 (unaudited) and December 31, 2017 and THE three and NINE months ended SEPTEMBER 30, 2018 and 2017 (unaudited)

3.	Securities

The amortized cost and fair values of securities, with gross unrealized gains and losses are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:

September 30, 2018 (Unaudited):
Municipal securities	$9,885	$1	$(279)	$9,607
Mortgage-backed securities and collateralized mortgage obligations	11,562	-	(380)	11,182
Corporate securities	5,857	19	(22)	5,854
	$27,304	$20	$(681)	$26,643

December 31, 2017:
Municipal securities	$9,157	$9	$(128)	$9,038
Mortgage-backed securities and collateralized mortgage obligations	10,378	7	(169)	10,216
Corporate securities	2,823	20	-	2,843
	$22,358	$36	$(297)	$22,097

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

Investment securities with carrying amounts of $10.2 million and $9.2 million were pledged to secure advances and for other purposes required or permitted by law for the nine months ended September 30, 2018 and for the year ended December 31, 2017, respectively.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of SEPTEMBER 30, 2018 (unaudited) and December 31, 2017 and THE three and NINE months ended SEPTEMBER 30, 2018 and 2017 (unaudited)

3.	Securities (Continued)

The amortized cost and fair value of debt securities based on the contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	September 30, 2018
	(Unaudited)		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$500	$501	$-	$-
Due after one year through five years	2,292	2,286	783	783
Due after five years through ten years	7,694	7,620	6,523	6,512
Due after ten years	5,256	5,055	4,674	4,586
Mortgage-backed securities and collateralized mortgage obligations	11,562	11,181	10,378	10,216
	$27,304	$26,643	$22,358	$22,097

During the three and nine months ended September 30, 2018, the Company did not sell any securities. During the nine months ended September 30, 2017, the Company sold available-for-sale securities with gross realized gains of $1,258, and gross realized losses of $118.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of SEPTEMBER 30, 2018 (unaudited) and December 31, 2017 and THE three and NINE months ended SEPTEMBER 30, 2018 and 2017 (unaudited)

3.	Securities (Continued)

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position follows:

	Less than Twelve Months		Twelve Months and Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

September 30, 2018 (Unaudited):
Municipal securities	$(73)	$4,091	$(206)	$5,014
Mortgage-backed securities and collateralized mortgage obligations	(58)	3,789	(322)	7,393
Corporate securities	(22)	4,031	-	-
	$(153)	$11,911	$(528)	$12,407
December 31, 2017:
Municipal securities	$(22)	$3,335	$(106)	$4,545
Mortgage-backed securities and collateralized mortgage obligations	(68)	6,282	(101)	3,420
	$(90)	$9,617	$(207)	$7,965

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For the three and nine months ended September 30, 2018 and 2017, the Company did not record an other-than-temporary impairment charge.

At September 30, 2018, fourteen municipal securities and thirteen mortgage-backed securities and collateralized mortgage obligations were in a continuous loss position for more than twelve months. At September 30, 2018, twelve municipal securities, fourteen mortgage-backed securities and collateralized mortgage obligations and eight corporate securities were in a continuous loss position for less than twelve months.

At December 31, 2017, five collateralized mortgage obligations and twelve municipal securities were in a continuous loss position for more than twelve months. At December 31, 2017, nine municipal securities, ten mortgage backed securities and collateralized mortgage obligations were in a continuous loss position for less than twelve months.

The mortgage-backed securities and collateralized mortgage obligations were issued by U.S. Government sponsored agencies. The municipal securities and corporate securities are rated investment grade Standard and Poor’s BBB- or higher. All are paying in accordance with their terms with no deferrals of interest or defaults. Because the decline in fair value is attributable to changes in interest rates, not credit quality, and because management does not intend to sell and will not be required to sell these securities prior to recovery or maturity, no declines are deemed to be other-than-temporary.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of SEPTEMBER 30, 2018 (unaudited) and December 31, 2017 and THE three and NINE months ended SEPTEMBER 30, 2018 and 2017 (unaudited)

4.	LOANS

Net loans at September 30, 2018 and December 31, 2017 are as follows:

	September 30,	December 31,
	2018	2017
	(Unaudited)
	(In thousands)

Mortgage loans on real estate:
One-to-four family first lien residential	$100,722	$95,697
Residential construction	3,944	5,978
Home equity loans and lines of credit	8,390	7,706
Commercial	23,347	21,673

Total mortgage loans on real estate	$136,403	$131,054

Commercial and industrial	13,011	8,312

Consumer loans	2,569	2,443

Total loans	151,983	141,809

Allowance for credit losses	(1,234)	(1,241)
Net deferred loan origination costs	507	582

Net loans	$151,256	$141,150

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of SEPTEMBER 30, 2018 (unaudited) and December 31, 2017 and THE three and NINE months ended SEPTEMBER 30, 2018 and 2017 (unaudited)

4.	LOANS (Continued)

Risk Characteristics of Portfolio Segments

The risk characteristics within the loan portfolio vary depending on the loan segment. Consumer loans generally are repaid from personal sources of income. Risks associated with consumer loans primarily include general economic risks such as declines in the local economy creating higher rates of unemployment. Those conditions may also lead to a decline in collateral values should the Company be required to repossess the collateral securing consumer loans. These economic risks also impact the commercial loan segment, however commercial loans are considered to have greater risk than consumer loans as the primary source of repayment is from the cash flow of the business customer. Real estate loans, including residential mortgages, commercial, and home equity loans, comprise approximately 90% of the portfolio at September 30, 2018 and 92% of the portfolio at December 31, 2017. Loans secured by real estate provide collateral protection and thus significantly reduce the inherent risk in the portfolio.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of September 30, 2018 (unaudited) and December 31, 2017 and THE three and NINE months ended SEPTEMBER 30, 2018 and 2017 (unaudited)

4.	LOANS (Continued)

The following table presents the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings within the Company's internal risk rating system as of September 30, 2018 and December 31, 2017. There were no doubtful accounts at September 30, 2018 or December 31, 2017.

	September 30, 2018 (Unaudited)
	(In thousands)
	Pass	Special Mention	Substandard	Loss	Total
Mortgage loans on real estate:
One-to-four family first lien residential	$100,722	$-	$-	$-	$100,722
Residential construction	3,944	-	-	-	3,944
Home equity loans and lines of credit	8,390	-	-	-	8,390
Commercial	21,298	-	2,049	-	23,347
Total mortgage loans on real estate	134,354	-	2,049	-	136,403
Commercial and industrial	12,753	-	258	-	13,011
Consumer loans	2,569	-	-	-	2,569
Total loans	$149,676	$-	$12,307	$-	$151,983

	December 31, 2017
	(In thousands)
	Pass	Special Mention	Substandard	Loss	Total
Mortgage loans on real estate:
One-to-four family first lien residential	$95,697	$-	$-	$-	$95,697
Residential construction	5,978	-	-	-	5,978
Home equity loans and lines of credit	7,706	-	-	-	7,706
Commercial	19,985	-	1,688	-	21,673
Total mortgage loans on real estate	129,366	-	1,688	-	131,054
Commercial and industrial	7,944	77	291	-	8,312
Consumer loans	2,443	-	-	-	2,443
Total loans	$139,753	$77	$1,979	$-	$141,809

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of SEPTEMBER 30, 2018 (unaudited) and December 31, 2017 and THE three and NINE months ended SEPTEMBER 30, 2018 and 2017 (unaudited)

4.	LOANS (Continued)

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date. An age analysis of past due loans, segregated by class of loans, are as follows:

	September 30, 2018 (Unaudited)
	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
One-to-four family first lien residential	$711	$504	$653	$1,868	$98,854	$100,722
Residential construction	-	-	-	-	3,944	3,944
Home equity loans and lines of credit	-	35	-	35	8,355	8,390
Commercial	335	112	-	447	22,900	23,347
Total mortgage loans on real estate	1,046	651	653	2,350	134,053	136,403
Commercial and industrial	-	-	-	-	13,011	13,011
Consumer loans	-	-	-	-	2,569	2,569
Total loans	$1,046	$651	$653	$2,350	$149,633	$151,983

	December 31, 2017
	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
One-to-four family first lien residential	$740	$121	$1,177	$2,038	$93,659	$95,697
Residential construction	-	-	-	-	5,978	5,978
Home equity loans and lines of credit	-	-	-	-	7,706	7,706
Commercial	247	-	-	247	21,426	21,673
Total mortgage loans on real estate	987	121	1,177	2,285	128,769	131,054
Commercial and industrial	-	-	-	-	8,312	8,312
Consumer loans	29	8	-	37	2,406	2,443
Total loans	$1,016	$129	$1,177	$2,322	$139,487	$141,809

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of SEPTEMBER 30, 2018 (unaudited) and December 31, 2017 and THE three and NINE months ended SEPTEMBER 30, 2018 and 2017 (unaudited)

4.	LOANS (Continued)

Nonaccrual loans, segregated by class of loan as of September 30, 2018 and December 31, 2017 are as follows:

	September 30,	December 31,
	2018	2017
	(Unaudited)
	(In thousands)

Mortgage loans on real estate	$653	$1,177
Commercial and industrial loans	-	-
Consumer loans	-	-
Total nonaccrual loans	$653	$1,177

The following table summarizes impaired loan information by portfolio class:

	September 30, 2018 (Unaudited)
	(In thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Mortgage loans on real estate	$781	$781	$64
Commercial and industrial loans	-	-	-
	781	781	64
With no allowance recorded:
Mortgage loans on real estate	1,396	1,396	-
Commercial and industrial loans	-	-	-
	1,396	1,396	-

Total	$2,177	$2,177	$64

	December 31, 2017
	(In thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Mortgage loans on real estate	$318	$318	$7
Commercial and industrial loans	-	-	-
	318	318	7
With no allowance recorded:
Mortgage loans on real estate	1,640	1,640	-
Commercial and industrial loans	-	-	-
	1,640	1,640	-

Total	$1,958	$1,958	$7

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of SEPTEMBER 30, 2018 (unaudited) and December 31, 2017 and THE three and NINE months ended SEPTEMBER 30, 2018 and 2017 (unaudited)

4.	LOANS (Continued)

The following table presents the average recorded investment in impaired loans:

	September 30,	December 31,
	2018	2017
	(Unaudited)
	(In thousands)

Mortgage loans on real estate	$2,068	$1,556
Commercial and industrial loans	-	177

Total	$2,068	$1,733

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

As of September 30, 2017, the Company modified two commercial mortgage loans valued together at $1.0 million that are considered TDRs. We modified the terms to interest only for a two-year period. These loans are paying according to their modified terms and are classified as substandard and impaired at September 30, 2018.

The following table presents interest income recognized on impaired loans for the three months ended September 30, 2018 and 2017:

	September 30,
	2018	2017
	(Unaudited)
	(In thousands)
Mortgage loans on real estate - commercial	$10	$14
Commercial and industrial loans	-	-
Total	$10	$14

The following table presents interest income recognized on impaired loans for the nine months ended September 30, 2018 and 2017:

	September 30,
	2018	2017
	(Unaudited)
	(In thousands)
Mortgage loans on real estate - commercial	$29	$40
Commercial and industrial loans	-	-
Total	$29	$40

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of SEPTEMBER 30, 2018 (unaudited) and December 31, 2017 and THE three MONTHS ended SEPTEMBER 30, 2018 and 2017 (unaudited)

4.	LOANS (Continued)

The following tables summarize the activity in the allowance for loan losses for the three months ended September 30, 2018 and 2017.

	For the three months ended September 30, 2018 (Unaudited)
	(In thousands)
	Mortgage Loans on Real Estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$867	$127	$5	$243	$1,242
Charge-offs	-	(8)	-	-	(8)
Recoveries	-	-	-	-	-
Provision	73	11	3	(87)	-
Ending balance	$940	$130	$8	$156	$1,234

	For the three months ended September 30, 2017 (Unaudited)
	(In thousands)
	Mortgage Loans on Real Estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$922	$92	$5	$116	$1,135
Charge-offs	-	-	-	-	-
Recoveries	13	3	-	-	16
Provision	(52)	(1)	1	112	60
Ending balance	$883	$94	$6	$228	$1,211

The following tables summarize the activity in the allowance for loan losses for the nine months ended September 30, 2018 and 2017.

	For the nine months ended September 30, 2018 (Unaudited)
	(In thousands)
	Mortgage Loans on Real Estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$870	$116	$5	$250	$1,241
Charge-offs	-	(8)	(9)	-	(17)
Recoveries	-	-	-	-	-
Provision	70	22	12	(94)	10
Ending balance	$940	$130	$8	$156	$1,234

	For the nine months ended September 31, 2017 (Unaudited)
	(In thousands)
	Mortgage Loans on Real Estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$862	$180	$5	$123	$1,170
Charge-offs	(64)	(61)	-	-	(125)
Recoveries	13	3	-	-	16
Provision	72	(28)	1	105	150
Ending balance	$883	$94	$6	$228	$1,211

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of SEPTEMBER 30, 2018 (unaudited) and December 31, 2017 and THE three and NINE months ended SEPTEMBER 30, 2018 and 2017 (unaudited)

5.	COMPREHENSIVE INCOME (LOSS)

The balances and changes in the components of accumulated other comprehensive loss, net of tax, are as follows:

	For the three months ended September 30, 2018
	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Gains and Losses on Pension Plan	Total
	(In thousands)

Beginning Balance	$(508)	$(3,114)	$(3,622)

Other comprehensive income (loss)	(13)	-	(13)

Ending Balance	$(521)	$(3,114)	$(3,635)

	For the three months ended September 30, 2017
	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Gains and Losses on Pension Plan	Total
	(In thousands)

Beginning Balance	$(75)	$(2,276)	$(2,351)

Other comprehensive income (loss)	(10)	130	120

Ending Balance	$(85)	$(2,146)	$(2,231)

	For the nine months ended September 30, 2018
	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Gains and Losses on Pension Plan	Total
	(In thousands)

Beginning Balance	$(206)	$(3,114)	$(3,320)

Other comprehensive income (loss)	(315)	-	(315)

Ending Balance	$(521)	$(3,114)	$(3,635)

	For the nine months ended September 30, 2017
	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Gains and Losses on Pension Plan	Total
	(In thousands)

Beginning Balance	$(273)	$(2,514)	$(2,787)

Other comprehensive income (loss)	188	368	556

Ending Balance	$(85)	$(2,146)	$(2,231)

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of SEPTEMBER 30, 2018 (unaudited) and December 31, 2017 and THE three and NINE months ended SEPTEMBER 30, 2018 and 2017 (unaudited)

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of SEPTEMBER 30, 2018 (unaudited) and December 31, 2017 and THE three and NINE months ended SEPTEMBER 30, 2018 and 2017 (unaudited)

6.	FAIR VALUE MEASUREMENT and FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Available-for-Sale Securities:

September 30, 2018 (Unaudited):
Municipal securities	$9,607	$-	$9,607	$-
Mortgage-backed securities and collateralized mortgage obligations	11,182	-	11,182	-
Corporate securities	5,854	-	5,854	-
	$26,643	$-	$26,643	$-

December 31, 2017:
Municipal securities	$9,038	$-	$9,038	$-
Mortgage-backed securities and collateralized mortgage obligations	10,216	-	10,216	-
Corporate securities	2,843	-	2,843	-
	$22,097	$-	$22,097	$-

There were no securities transferred out of level 2 securities available-for-sale during the nine months ended September 30, 2018 or the year ended December 31, 2017.

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

Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at September 30, 2018 and December 31, 2017.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of SEPTEMBER 30, 2018 (unaudited) and December 31, 2017 and THE three and NINE months ended SEPTEMBER 30, 2018 and 2017 (unaudited)

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of SEPTEMBER 30, 2018 (unaudited) and December 31, 2017 and THE three and NINE months ended SEPTEMBER 30, 2018 and 2017 (unaudited)

6.	FAIR VALUE MEASUREMENT and FAIR VALUE OF FINANCIAL INSTRUMENTs (Continued)

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2018 and December 31, 2017 are as follows:

	Fair Value	Carrying	Fair
	Hierarchy	Amount	Value
	(In thousands)
September 30, 2018 (Unaudited):
Financial assets:
Cash and due from banks	Level 1	4,302	4,302
Securities available-for-sale	Level 2	26,643	26,643
Investment in FHLB stock	Level 2	2,809	2,809
Loans, net	Level 3	151,256	149,429
Accrued interest receivable	Level 1	783	783
Financial liabilities:
Deposits	Level 1/2	135,579	132,137
Advances and borrowings from FHLB	Level 2	33,250	33,250
Advances from borrowers for taxes and insurance	Level 1	1,015	1,015

December 31, 2017:
Financial assets:
Cash and due from banks	Level 1	4,375	4,375
Securities available-for-sale	Level 2	22,097	22,097
Investment in FHLB stock	Level 2	2,340	2,340
Loans, net	Level 3	141,150	139,178
Accrued interest receivable	Level 1	666	666
Financial liabilities:
Deposits	Level 1/2	129,596	127,610
Advances and borrowings from FHLB	Level 2	24,500	24,500
Accrued interest payable	Level 1	62	62
Advances from borrowers for taxes and insurance	Level 1	1,957	1,957

consolidated Financial Statements
as of SEPTEMBER 30, 2018 (unaudited) and December 31, 2017 and THE three and NINE months ended SEPTEMBER 30, 2018 and 2017 (unaudited)

6.	FAIR VALUE MEASUREMENT and FAIR VALUE OF FINANCIAL INSTRUMENTs (Continued)

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2018 and December 31, 2017 were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)

September 30, 2018:
Impaired loans	$716	$-	$-	$716

December 31, 2017:
Impaired loans	$311	$-	$-	$311

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of SEPTEMBER 30, 2018 (unaudited) and December 31, 2017 and THE three and NINE months ended SEPTEMBER 30, 2018 and 2017 (unaudited)

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
	valuation
	of property

At September 30, 2018, the fair value consists of impaired loan balances of $781,000, net of valuation allowance of $64,000 and at December 31, 2017, the fair value consists of loan balances of $318,000, net of a valuation allowance $7,000.

At September 30, 2018 and December 31, 2017, there was no foreclosed real estate.

Once a loan is foreclosed, the fair value of the real estate continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan. At September 30, 2018 and December 31, 2017, there was no foreclosed real estate whose carrying value was written down utilizing Level 3 inputs.

The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $373,000 and $257,000 at September 30, 2018 and December 31, 2017, respectively.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of September 30, 2018 (unaudited) and December 31, 2017 and THE three and nine months ended september 30, 2018 and 2017 (unaudited)

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

	September 30,	December 31,
	2018	2017
	(Unaudited)
	(In thousands)

Commitments to Grant Loans	$2,012	$1,489

Unfunded Commitments Under Lines of Credit	$5,363	$4,020

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of september 30, 2018 (unaudited) and December 31, 2017 and THE three and nine months ended september 30, 2018 and 2017 (unaudited)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios set forth in the table below of total, Tier 1, and Tier 1 common equity capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of September 30, 2018, that the Bank met all capital adequacy requirements to which it is subject.

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

As of September 30, 2018, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk- based, Tier 1 risk-based, Tier 1 common equity risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios as of September 30, 2018 and December 31, 2017 are as follows:

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of september 30, 2018 (unaudited) and December 31, 2017 and THE three and nine months ended september 30, 2018 and 2017 (unaudited)

8.	REGULATORY CAPITAL REQUIREMENTS (continued)

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt and Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)

As of September 30, 2018 (Unaudited):
Total core capital to risk weighted assets	$20,771	17.54%	$9,475	8.00%	$11,843	10.00%
Tier 1 capital to risk weighted assets	19,537	16.50%	7,106	6.00%	9,475	8.00%
Tier 1 common equity to risk weighted assets	19,537	16.50%	5,329	4.50%	7,698	6.50%
Tier 1 capital to assets	19,537	10.41%	7,508	4.00%	9,385	5.00%

As of December 31, 2017:
Total core capital to risk weighted assets	$20,154	18.53%	$8,700	8.00%	$10,875	10.00%
Tier 1 capital to risk weighted assets	18,913	17.39%	6,525	6.00%	8,700	8.00%
Tier 1 common equity to risk weighted assets	18,913	17.39%	4,894	4.50%	7,068	6.50%
Tier 1 capital to assets	18,913	10.70%	7,071	4.00%	8,838	5.00%

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of SEPTEMBER 30, 2018 (unaudited) and December 31, 2017 and THE three and NINE months ended SEPTEMBER 30, 2018 and 2017 (unaudited)

9.	EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan (SERP)

Beginning in 2016, the Bank established a SERP for its executive officers. All benefits provided under the SERP are unfunded and, as the executive officers retire, the Company will make a payment to the participant. At September 30, 2018 and December 31, 2017, the Company recorded $75,000 and $50,000, respectively for the SERP in other liabilities. For the three months ended September 30, 2018 and 2017, the expense included in employee benefits for the SERP totaled $8,000 for both periods. For the nine months ended September 30, 2018 and 2017, the expenses included in employee benefits for the SERP totaled $25,000 for both periods.

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

The following tables present the components of the net periodic pension plan cost for the Company’s Defined Benefit Pension Plan (the “Pension Plan”) for the periods indicated:

	For the three months ended September 30, 2018	For the three months ended September 30, 2017
	(In thousands)
Service cost	$84	$63
Interest cost	103	106
Expected return on assets	(197)	(177)
Amortization of unrecognized loss	54	51
Net periodic pension cost	$44	$43

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
	(In thousands)
Service cost	$251	$189
Interest cost	309	317
Expected return on assets	(589)	(528)
Amortization of unrecognized loss	161	152
Net periodic pension cost	$132	$130

The benefit obligation activity for the Pension Plan was calculated using an actuarial measurement date of January 1. Plan assets and the benefit obligations were calculated using an actuarial measurement date of December 31.

The Company will assess the need for future annual contributions to the Pension Plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. A contribution of $1,000,000 was made to the pension plan during the nine months ended September 30, 2018.

Employee stock ownership plan (“ESOP”)

Effective upon the completion of the Company's initial public stock offering in October 2017, the Bank established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $775,740 in proceeds from a term loan obtained from the Company to purchase 77,574 shares of common stock in the initial public offering at a price of $10.00 per share. The ESOP loan will be repaid principally from the Bank's contribution to the ESOP in annual payments through 2047 based on the prime rate of interest on the first business day each year. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Bank recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares would be recorded as a reduction of retained earnings and dividends on unallocated shares would be recorded as a reduction of debt. The Company recognized $6,000 and $20,000 of compensation expense related to this plan for the three months and nine months ended September 30, 2018, respectively. At December 31, 2017, there were 76,993 shares not yet released having an aggregate market value of approximately $751,000. Participant vesting provisions for the ESOP are 20% per year and will be fully vested upon completion of six years of credited service. Eligible employees who were employed with the Bank shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of september 30, 2018 (unaudited) and December 31, 2017 and THE three and nine months ended september 30, 2018 and 2017 (unaudited)

10.	EARNINGS PER SHARE COMMON

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is net income to the Company. The Company has not granted any restricted stock awards or stock options and, during the nine months ended September 30, 2018 and 2017, had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.

The following tables set forth the calculation of basic earnings per share.

	Three months ended September 30,
(In thousands of dollars except per share data)	2018	2017

Basic earnings per common share:
Net income available to common stockholders	$213	$206
Weighted average common shares outstanding	1,902,590	N/A
	$0.11	N/A

	Nine months ended September 30,
(In thousands of dollars except per share data)	2018	2017

Basic earnings per common share:
Net income available to common stockholders	$573	$463
Weighted average common shares outstanding	1,903,874	N/A
	$0.30	N/A

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of SEPTEMBER 30, 2018 (unaudited) and December 31, 2017 and THE three and NINE months ended SEPTEMBER 30, 2018 and 2017 (unaudited)

11.	NON-INTEREST INCOME

During the nine months ended September 30, 2018, the Company adopted the amendments of ASU 2014-09 – Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. The Company has included the following tables regarding the Company's non-interest income for the periods presented.

	For the three months ended September 30,
	2018	2017
	(In thousands)
Service fees
Deposit related fees	$9	$9
Loan servicing income	21	16
Total service fees	30	25
Fee income
Securities commission income	47	35
Insurance commission income	3	2
Total insurance and securities commission income	50	37
Card income
Debit card interchange fee income	21	17
ATM fees	3	3
Insufficient fund fees	21	17
Total card and insufficient funds income	45	37
Realized gain on sale of residential mortgage loans and available-for-sale securities
Realized gain on sales of residential mortgage loans	11	49
Realized gain on available-for-sale securities	-	-
Total gain on sale of loans and securities	11	49
Bank owned life insurance	14	14
Other miscellaneous income	6	6
Total non-interest income	$156	$168

	For the nine months ended September 30,
	2018	2017
(In thousands)	(In thousands)
Service fees
Deposit related fees	$37	$36
Loan servicing income	62	45
Total service fees	99	81
Fee income
Securities commission income	129	106
Insurance commission income	11	-
Total insurance and securities commission income	140	106
Card income
Debit card interchange fee income	60	50
ATM fees	7	6
Insufficient fund fees	49	47
Total card and insufficient funds income	116	103
Realized gain on sale of residential mortgage loans and available-for-sale securities
Realized gain on sales of residential mortgage loans	18	122
Realized gain on available-for-sale securities	-	1
Total gain on sale of loans and securities	18	123
Bank owned life insurance	42	46
Other miscellaneous income	19	21
Total non-interest income	$434	$480

The Company recognizes revenue as it is earned and noted no impact to its revenue recognition policies as a result of the adoption of ASU 2014-09. The following is a discussion of key revenues within the scope of the new revenue guidance:

•	Service fees – Revenue from fees on deposit accounts is earned at the time that the charge is assessed to the customer's account. Fee waivers are discretionary and usually reversed within the same reporting period as assessed.
•	Fee income – Fee income is earned through commissions and is satisfied over the time which the fee has been assessed.
•	Card income and insufficient funds fees – Card income consists of interchange fees from consumer debit card networks and other card related services. Interchange rates are set by the card networks. Interchange fees are based on purchase volumes and other factors and are recognized as transactions occur. Insufficient funds fees are satisfied at the time the charge is assessed to the customer's account.
•	Realized gains on sale of residential mortgage loans and available-for-sale securities are realized at the time the transaction occurs.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Statements

Certain statements contained herein are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

•	Credit quality and the effect of credit quality on the adequacy of our allowance for loan losses;
•	Deterioration in financial markets that may result in impairment charges relating to our securities portfolio;
•	Competition in our primary market areas;
•	Changes in interest rates and national or regional economic conditions;
•	Costs of expanding our branch network;
•	Changes in monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
•	Significant government regulations, legislation, and potential changes thereto;
•	A reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;
•	Increased cost of operations due to greater regulatory oversight, supervision, and examination of banks and bank holding companies, and higher deposit insurance premiums;
•	Limitations on our ability to expand consumer product and service offerings due to potential stricter consumer protection laws and regulations; and
•	Other risks described herein and in the other reports and statements we file with the SEC.

The Company disclaims any obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect future events or developments.

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets (primarily cash and due from banks), and the interest we pay on our interest-bearing liabilities, consisting primarily of demand accounts, NOW accounts, savings accounts, money market accounts, certificate of deposit accounts and borrowings. Our results of operations also are affected by non-interest income, our provision for loan losses and non-interest expense. Non-interest income consists primarily of fee income and service charges, income from our financial services division, earnings on bank owned life insurance and realized gains on sales of loans and securities. Non-interest expenses consist primarily of compensation and employee benefits, core processing, premises and equipment, professional fees, postage and office supplies, FDIC premiums, advertising, and other expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities. For the three months ended September 30, 2018, we had net income of $213,000 compared to net income of $206,000 for the three months ended September 30, 2017. The period over period $4,000 increase in net income was due to an increase in net interest income and a decrease in the provision for loan losses, partially offset by an increase in non-interest expense and a decrease in non-interest income. For the nine months ended September 30, 2018, we had net income of $573,000 compared to net income of $463,000 for the nine months ended September 30, 2017. The period over period $110,000 increase in net income was due to an increase in net interest income and a decrease in the provision for loan losses, partially offset by an increase in non-interest expense and a decrease in non-interest income.

At September 30, 2018, we had $192.7 million in consolidated assets, an increase of $16.5 million, or 9.4%, from $176.2 million at December 31, 2017. During the first nine months of 2018, we continued to focus on loan production, particularly with respect to commercial and industrial loans as well as residential real estate loans.

The Bank is in the process of getting local municipal approvals to open a new branch office location in Bridgeport, New York. Subject to the receipt of such approvals, the Bank expects to open the branch in the spring of 2019. Management does anticipate an increase in non-interest expense in connection with the opening of this branch location for compensation, furniture fixture and equipment, data processing and depreciation etc.

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

Estimation of Fair Values. Fair values for securities available-for-sale are obtained from an independent third-party pricing service. Where available, fair values are based on quoted prices on a nationally recognized securities exchange. If quoted prices are not available, fair values are measured using quoted market prices for similar benchmark securities. Management generally makes no adjustments to the fair value quotes provided by the pricing source. The fair values of foreclosed real estate and the underlying collateral value of impaired loans are typically determined based on evaluations by third parties, less estimated costs to sell. When necessary, appraisals are updated to reflect changes in market conditions.

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

Change in Accounting Estimate. Due to a change in New York State tax law, mortgage recording tax expenses is a refundable tax credit, at the election of the tax payer. Under New York law, a bank that paid special additional mortgage recording tax (“SAMRT”) on residential mortgages in most New York counties any year beginning on or before January 1, 2015, may elect to treat the unused portion of the SAMRT credit on those mortgages as overpayment of tax to be carried forward or refunded. Previously, any unused credit was only eligible to be carried forward to future years. The Bank made this election on July 1, 2018 and its impact is immaterial.

Average balances and yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest	Yield/ Rate(5)	Average Outstanding Balance	Interest	Yield/ Rate(5)
	(Dollars in thousands)

Interest-earning assets:

Loans (1)	$149,182	$1,740	4.67%	$139,296	$1,581	4.54%
Available-for-sale securities	27,538	164	2.38%	22,386	102	1.82%
FHLB Stock	2,651	46	6.94%	2,139	28	5.24%
Other interest-earning assets	1,545	8	2.07%	1,184	6	2.03%
Total interest-earning assets	$180,916	$1,958	4.33%	165,005	$1,717	4.16%
Noninterest-earning assets	7,212			8,087
Total assets	$188,128			$173,092

Interest-bearing liabilities:

NOW accounts	$14,649	$7	0.19%	$12,260	$5	0.16%
Regular savings and demand club accounts	21,683	4	0.07%	23,111	4	0.07%
Money market accounts	13,067	18	0.55%	13,176	19	0.58%
Certificates of deposit and retirement accounts	72,204	290	1.61%	73,097	240	1.31%
Total interest-bearing deposits	121,603	319	1.05%	121,644	268	0.88%
FHLB Borrowings	30,857	168	2.18%	22,764	118	2.07%
Total interest-bearing liabilities	152,460	$487	1.28%	144,408	$386	1.07%
Noninterest-bearing deposits	17,017			16,879
Other non-interest bearing liabilities	462			632
Total liabilities	169,939			161,919
Stockholders’ Equity	18,189			11,173
Total liabilities and stockholders' equity	$188,128			$173,092

Net interest income		$1,471			$1,331
Net interest rate spread (2)			3.05%			3.09%
Net interest-earning assets (3)	$28,456			$20,597
Net interest margin (4)			3.25%			3.23%
Average interest-earning assets to average interest-bearing liabilities	119%			114%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.
(5)	Annualized.

	For the Nine Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest	Yield/ Rate(5)	Average Outstanding Balance	Interest	Yield/ Rate(5)
	(Dollars in thousands)

Interest-earning assets:

Loans (1)	$145,895	$5,065	4.63%	$136,891	$4,627	4.51%
Available-for-sale securities	26,261	441	2.24%	21,183	307	1.93%
FHLB Stock	2,511	122	6.48%	2,076	74	4.75%
Other interest-earning assets	2,051	27	1.76%	1,519	14	1.23%
Total interest-earning assets	176,718	$5,655	4.27%	161,669	$5,022	4.14%
Noninterest-earning assets	7,465			7,156
Total assets	$184,183			$168,825

Interest-bearing liabilities:

NOW accounts	$13,528	$18	0.18%	$11,935	$13	0.15%
Regular savings and demand club accounts	21,453	10	0.06%	23,274	11	0.06%
Money market accounts	13,634	57	0.56%	14,116	60	0.57%
Certificates of deposit and retirement accounts	72,283	814	1.50%	68,732	634	1.23%
Total interest-bearing deposits	120,898	898	0.99%	118,057	718	0.81%
FHLB Borrowings	28,575	450	2.10%	24,117	329	1.82%
Total interest-bearing liabilities	149,473	$1,348	1.20%	142,174	$1,047	0.98%
Noninterest-bearing deposits	16,137			15,098
Other non-interest bearing liabilities	368			517
Total liabilities	165,978			157,789
Stockholders' equity	18,205			11,036
Total liabilities and stockholders’ equity	$184,183			$168,825

Net interest income		$4,307			$3,975
Net interest rate spread (2)			3.06%			3.16%
Net interest-earning assets (3)	$27,245			$19,495
Net interest margin (4)			3.25%			3.28%
Average interest-earning assets to average interest-bearing liabilities	118%			114%

(1)	Includes loans held for sale.
(2)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.
(5)	Annualized.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018 vs. 2017			2018 vs. 2017
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)

Interest-earning assets:
Loans (1)	$112	$47	$159	$135	$303	$438
Available-for-sale securities	23	39	62	33	101	134
FHLB Stock	7	11	18	7	41	48
Other interest-earning assets	2	-	2	2	11	13

Total interest-earning assets	$144	$97	$241	$177	$456	$633

Interest-bearing liabilities:
NOW accounts	$1	$1	$2	-	$5	$5
Regular savings and demand club accounts	-	-	-	-	(1)	(1)
Money market accounts	-	(1)	(1)	1	(4)	(3)
Certificates of deposit and retirement accounts	(3)	53	50	(1)	180	180
Total deposits	(2)	53	51	-	180	181

FHLB Borrowings	42	8	50	8	113	121

Total interest-bearing liabilities	40	61	101	8	293	302

Change in net interest income	$104	$36	$140	$169	$163	$331

(1)	Includes loans held for sale.

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Total assets increased $16.5 million, or 9.4%, to $192.7 million at September 30, 2018 from $176.2 million at December 31, 2017. The increase was primarily due to increases in loans and securities available-for-sale.

Loans increased $10.1 million, or 7.2%, to $151.3 million at September 30, 2018 from $141.2 million at December 31, 2017, reflecting increases in residential loans and commercial and industrial loans. One- to four-family residential real estate mortgage loans increased $5.0 million, or 5.3%, to $100.7 million at September 30, 2018 from $95.7 million at December 31, 2017. In addition, commercial and industrial loans increased $4.7 million, or 56.5%, to $13.0 million at September 30, 2018 from $8.3 million at December 31, 2017. The Bank acquired sixteen commercial and industrial loans totaling $2.4 million originated by an unrelated financial institution in the third quarter. The Bank owns 100% of the loans and retains no recourse. The loans are located outside the Bank’s market area and have maturities of one to five years. Commercial real estate loans increased $1.7 million, or 7.7%, to $23.3 million at September 30, 2018 from $21.7 million at December 31, 2017. In the first nine months of 2018, we increased our portfolio of commercial and industrial loans, commercial real estate and residential mortgages to increase earnings.

Securities available-for-sale increased by $4.5 million, or 20.6%, to $26.6 million at September 30, 2018 from $22.1 million at December 31, 2017. The increase was primarily due to purchases of $7.0 million in new securities, partially offset by principal repayments of $2.5 million. The new purchases included six corporate floating rate bonds totaling $3.0 million, two FNMA pools totaling $2.1 million, one FHLMC pool totaling $1.1 million, and two bank qualified municipal securities totaling $842,000.

Cash and due from banks decreased $73,000 to $4.3 million at September 30, 2018 from $4.4 million at December 31, 2017 due to investment in securities and loans.

Total deposits increased $6.0 million, or 4.6%, to $135.6 million at September 30, 2018 from $129.6 million at December 31, 2017. The increase was primarily due to an increase in NOW accounts, which increased $2.0 million, or 16.0%, to $14.9 million at September 30, 2018 from $12.9 million at December 31, 2017. This increase was primarily due to special advertising promotions targeting transaction accounts during the first nine months of 2018.

Total borrowings from the FHLBNY increased $8.8 million, or 35.7%, to $33.3 million at September 30, 2018 from $24.5 million at December 31, 2017 as we increased borrowings to fund loan growth.

Total stockholders’ equity increased $278,000, or 1.5%, to $18.7 million at September 30, 2018 from $18.4 million at December 31, 2017. The increase was primarily due to net income of $573,000 and a decrease of unearned ESOP shares of $20,000 partially offset by the increase in accumulated other comprehensive loss of $315,000 due to the increase in interest rates for the nine months ended September 30, 2018.

Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017

General. Net income increased $4,000, or 1.9%, to $213,000 for the three months ended September 30, 2018, from $206,000 for the three months ended September 30, 2017. The increase was due to an increase in net interest income and a decrease in the provision for loan losses, partially offset by a decrease in non-interest income, and an increase in non-interest expense.

Interest Income. Interest income increased $241,000, or 14.0%, to $2.0 million for the three months ended September 30, 2018, from $1.7 million for the three months ended September 30, 2017. Our average balance of interest-earning assets increased $15.9 million, or 9.6%, to $180.9 million for the three months ended September 30, 2018 from $165.0 million for the three months ended September 30, 2017 due primarily to increases in the average balance of loans and available-for-sale securities. The average yield on interest-earning assets increased 17 basis points to 4.33% for the three months ended September 30, 2018 from 4.16% for the three months ended September 30, 2017 as our interest-earning assets repriced with the rising interest rate environment.

Interest income on loans increased $159,000, or 10.1%, to $1.7 million for the three months ended September 30, 2018 from $1.6 million for the three months ended September 30, 2017 due to the increase in the average balance of loans and the increase in the average yield on loans. Our average balance of loans increased $9.9 million, or 7.1%, to $149.2 million for the three months ended September 30, 2018 from $139.3 million for the three months ended September 30, 2017. The increase in the average balance of loans resulted from our continued emphasis on growing our one- to four-family residential real estate portfolio and our recent increased focus on commercial lending. The Bank purchased sixteen commercial and industrial loans totaling $2.4 million from an unrelated financial institution. The loan yield in the 5% range and were purchase in the third quarter. Our average yield on loans increased 13 basis points to 4.67% for the three months ended September 30, 2018 from 4.54% for the three months ended September 30, 2017, as our adjustable rate loans repriced with the rising interest rate environment and we received pre-payment penalties on several commercial real estate loans.

Interest income on available-for-sale securities increased $62,000, or 60.8%, to $164,000 for the three months ended September 30, 2018 from $102,000 for the three months ended September 30, 2017 due primarily to increases in the average yield of available-for-sale securities and the average balance of available-for- sale securities. The average yield we earned on available-for-sale securities increased 56 basis points to 2.38% for the three months ended September 30, 2018 from 1.82% for the three months ended September 30, 2017 primarily as a result of lower premium amortization resulting from slower prepayment speeds on mortgage-backed securities and the repricing of floating rate securities to the three-month LIBOR in a rising rate environment. The average balance of available-for-sale securities increased $5.2 million, or 23.0%, to $27.5 million for the three months ended September 30, 2018 from $22.4 million for the three months ended September 30, 2017. The increase in available-for-sale securities was due in part to the purchase of floating rate corporate bonds to hedge against a rising interest rate environment.

Interest Expense. Interest expense increased $101,000, or 26.2%, to $487,000 for the three months ended September 30, 2018 from $386,000 for the three months ended September 30, 2017, due to increases in interest expense on deposits and borrowings. Our average balance of interest-bearing liabilities increased $8.1 million, or 5.6%, to $152.5 million for the three months ended September 30, 2018 from $144.4 million for the three months ended September 30, 2017 due primarily to an increase in the average balance of FHLBNY borrowings. Our average rate on interest-bearing liabilities increased 21 basis points to 1.28% for the three months ended September 30, 2018 from 1.07% for the three months ended September 30, 2017 primarily as a result of increases in the average rate on FHLBNY borrowings and certificates of deposit.

Interest expense on deposits increased $51,000, or 19.1%, to $319,000 for the three months ended September 30, 2018 from $268,000 for the three months ended September 30, 2017 due to an increase in the average rate paid on deposits. The average rate paid on deposits increased to 1.05% for the three months ended September 30, 2018 from 0.88% for the three months ended September 30, 2017, primarily reflecting higher rates paid on promotional certificates of deposit and CDARS certificates of deposit. The average rate of certificates of deposit increased by 29 basis points to 1.61% for the three months ended September 30, 2018 from 1.31% for the three months ended September 30, 2017. Partially offsetting the increase in the average rate of certificates of deposit, the average balance of certificates of deposit decreased by $893,000 to $72.2 million for the three months ended September 30, 2018 from $73.1 million for the three months ended September 30, 2017.

Interest expense on borrowings increased $50,000, or 42.4%, to $168,000 for the three months ended September 30, 2018 from $118,000 for the three months ended September 30, 2017. The increase in interest expense on borrowings reflected the increase in the average rate of FHLBNY borrowings which increased by 11 basis points to 2.18% for the three months ended September 30, 2018 from 2.07% for the three months ended September 30, 2017. The average balance of borrowings with the FHLBNY increased in the third quarter of 2018 as compared to the third quarter of 2017 by $8.1 million from $22.8 million to $30.9 million in order to fund our asset growth. The average rate on borrowings increased due to the increase in short-term interest rates.

Net Interest Income. Net interest income increased $140,000, or 10.5%, to $1.5 million for the three months ended September 30, 2018 from $1.3 million for the three months ended September 30, 2017, primarily as a result of the growth in net interest-earning assets which increased $7.9 million, or 38.2%, from $20.6 million for the three months ended September 30, 2017 to $28.5 million for the three months ended September 30, 2018. Our net interest rate spread decreased by five basis points to 3.05% for the three months ended September 30, 2018 from 3.09% for the three months ended September 30, 2017, and our net interest margin increased by three basis points to 3.25% for the three months ended September 30, 2018 from 3.23% for the three months ended September 30, 2017, primarily due to an increase in rate of adjustable commercial loans and the origination of higher rate commercial loans.

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

Based on our evaluation of the above factors, we did not record a provision for loan losses for the three months ended September 30, 2018 compared to a $60,000 provision for loan losses for the three months ended September 30, 2017. The decrease in the provision for the three months ended September 30, 2018 was the result of improving asset delinquency trends. We experienced net charge-offs of $8,000 for the three months ended September 30, 2018. There were no charge-offs in the third quarter of 2017. The allowance for loan losses was $1.2 million, or 0.82% of net loans outstanding, at September 30, 2018, $1.2 million, or 0.88% of net loans outstanding, at December 31, 2017 and $1.2 million, or 0.86% of net loans outstanding, at September 30, 2017.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate for the three months ended September 30, 2018 and September 30, 2017. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-Interest Income. Non-interest income decreased $12,000, or 8.8%, to $156,000 for the three months ended September 30, 2018 from $168,000 for the three months ended September 30, 2017. The decrease was primarily due to a decrease in net gains on sale of residential mortgage loans offset by an increase in financial services income and fee income. Net gain on the sale of residential mortgage loans decreased $38,000, to $11,000 for the three months ended September 30, 2018 from $49,000 for the three months ended September 30, 2017. Financial services income increased $13,000, or 35.1%, to $50,000 for the three months ended September 30, 2018 from $37,000 for the three months ended September 30, 2017. Fee income increased $10,000 or 24.4%, to $50,000 for the three months ended September 30, 2018 from $37,000 for the three months ended September 30, 2017. The decrease in gains on sale of residential mortgage loans sold was due to lower loan volume in the third quarter of 2018. The increase in income from financial services was due to the increase in assets under management. Fee income increased because of our promotions targeting transaction accounts in the third quarter of 2018.

Non-Interest Expense. Non-interest expense increased by $188,000, or 16.0%, to $1.4 million for the three months ended September 30, 2018 from $1.2 million for the three months ended September 30, 2017. The increase was primarily due to an increase in compensation and employee benefits as well as core processing expenses. Compensation and employee benefits increased $145,000, or 22.9%, to $779,000 for the three months ended September 30, 2018 from $634,000 for the three months ended September 30, 2017 because of additional personnel. Core processing expenses increased $24,000, or 13.3%, to $205,000 for the three months ended September 30, 2018 from $181,000 for the three months ended September 30, 2017. The increase in core processing expenses was due to the addition of several products and services offered to our customers such as business banking on-line, ACH origination and 24-hour call center service. Professional fees increased $8,000, or 15.4%, to $60,000 for the three months ended September 30, 2018 from $52,000 for the three months ended September 30, 2017. Professional fees increased due to audit, accounting and legal fees in 2018 as a result of being a public company. FDIC insurance premiums decreased $18,000 or 58.1%, due to the additional capital raised in 2017. Mortgage recording was accounted for as a receivable in the third quarter with the expectation of receiving reimbursement from the state of New York. The amounts was immaterial for the three months ended September 30, 2018.

Income Tax Expense. We incurred income tax expense of $48,000 and $55,000 for the three months ended September 30, 2018 and 2017, respectively, resulting in effective rates of 18.4% and 20.8%, respectively. The decrease in income tax expense for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 was primarily due to a change in tax law for 2018 which reduced the corporate federal income tax rate from 34% to 21% and slightly less income before provision for income taxes.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017

General. Net income increased $110,000, or 23.8%, to $573,000 for the nine months ended September 30, 2018, from $463,000 for the nine months ended September 30, 2017. The increase was due to an increase in net interest income and a decrease in the provision for loan losses, partially offset by a decrease in non-interest income, and an increase in non-interest expense.

Interest Income. Interest income increased $633,000, or 12.6%, to $5.7 million for the nine months ended September 30, 2018, from $5.0 million for the nine months ended September 30, 2017. Our average balance of interest-earning assets increased $15.0 million, or 9.3%, to $176.7 million for the nine months ended September 30, 2018 from $161.7 million for the nine months ended September 30, 2017 due primarily to increases in the average balance of loans and investment securities. The average yield on interest-earning assets increased nine basis points to 4.27% for the nine months ended September 30, 2018 from 4.14% for the nine months ended September 30, 2017 as our interest-earning assets repriced with the rising interest rate environment.

Interest income on loans increased $438,000, or 9.5%, to $5.1 million for the nine months ended September 30, 2018 from $4.6 million for the nine months ended September 30, 2017 due to the increase in the average balance of loans and the increase in the average yield on loans. Our average balance of loans increased $9.0 million, or 6.6%, to $145.9 million for the nine months ended September 30, 2018 from $136.9 million for the nine months ended September 30, 2017. The increase in the average balance of loans resulted from our continued emphasis on growing our one- to four-family residential real estate portfolio and our recent increased focus on commercial lending. The Bank purchased sixteen commercial and industrial loans totaling $2.4 million from an unrelated financial institution. The loan yield in the 5% range and were purchase in the third quarter. Our average yield on loans increased 12 basis points to 4.63% for the nine months ended September 30, 2018 from 4.51% for the nine months ended September 30, 2017, as our adjustable rate loans repriced with the rising interest rate environment.

Interest income on available-for-sale securities increased $134,000, or 43.6%, to $441,000 for the nine months ended September 30, 2018 from $307,000 for the nine months ended September 30, 2017 due primarily to increases in the average yield of available-for-sale securities and the average balance of available-for- sale securities. The average yield we earned on available-for-sale securities increased 31 basis points to 2.24% for the nine months ended September 30, 2018 from 1.93% for the nine months ended September 30, 2017 primarily as a result of lower premium amortization resulting from slower prepayment speeds on mortgage-backed securities and the repricing of floating rate securities to the three-month LIBOR in a rising rate environment. The average balance of available-for-sale securities increased $5.1 million, or 24.0%, to $26.3 million for the nine months ended September 30, 2018 from $21.2 million for the nine months ended September 30, 2017. The increase in available-for-sale securities was due in part to the purchase of floating rate corporate bonds to hedge against a rising interest rate environment.

Interest Expense. Interest expense increased $302,000, or 28.8%, to $1.3 million for the nine months ended September 30, 2018 from $1.0 million for the nine months ended September 30, 2017, due to increases in interest expense on deposits and borrowings. Our average balance of interest-bearing liabilities increased $7.3 million, or 5.1%, to $149.5 million for the nine months ended September 30, 2018 from $142.2 million for the nine months ended September 30, 2017 due primarily to increases in the average balance of certificates of deposit and FHLBNY borrowings. Our average rate on interest-bearing liabilities increased 22 basis points to 1.20% for the nine months ended September 30, 2018 from 0.98% for the nine months ended September 30, 2017 primarily as a result of increases in the average rate on FHLBNY borrowings and certificates of deposit.

Interest expense on deposits increased $180,000, or 25.1%, to $898,000 for the nine months ended September 30, 2018 from $718,000 for the nine months ended September 30, 2017 due to increases in the average rate paid on deposits and the average balance of deposits. The average rate paid on deposits increased to 0.99% for the nine months ended September 30, 2018 from 0.81% for the nine months ended September 30, 2017, primarily reflecting higher rates paid on promotional certificates of deposit and CDARS certificates of deposit and FHLB borrowings. The average rate of certificates of deposit increased by 27 basis points to 1.50% for the nine months ended September 30, 2018 from 1.23% for the nine months ended September 30, 2017. In addition, the average balance of certificates of deposit increased by $3.6 million to $72.3 million for the nine months ended September 30, 2018 from $68.7 million for the nine months ended September 30, 2017, which reflected the majority of the growth in the average balance of deposits.

Interest expense on borrowings increased $121,000, or 36.8%, to $450,000 for the nine months ended September 30, 2018 from $329,000 for the nine months ended September 30, 2017. The increase in interest expense on borrowings reflected the increase in the average rate of FHLBNY borrowings which increased by 28 basis points to 2.10% for the nine months ended September 30, 2018 from 1.82% for the nine months ended September 30, 2017. The average balance of borrowings with the FHLBNY increased in the first nine months of 2018 as compared to the first nine months of 2017 by $4.6 million from $24.1 million to $28.6 million in order to fund our asset growth. The average rate on borrowings increased due to the increase in short-term interest rates.

Net Interest Income. Net interest income increased $332,000, or 8.4%, to $4.3 million for the nine months ended September 30, 2018 from $4.0 million for the nine months ended September 30, 2017, primarily as a result of the growth in net interest-earning assets which increased $7.8 million or 39.8%, from $19.5 million for the nine months ended September 30, 2017 to $27.2 million for the nine months ended September 30, 2018. Our net interest rate spread decreased by 10 basis points to 3.06% for the nine months ended September 30, 2018 from 3.16% for the nine months ended September 30, 2017, and our net interest margin decreased by three basis points to 3.25% for the nine months ended September 30, 2018 from 3.28% for the nine months ended September 30, 2017.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses for the nine months ended September 30, 2018 of $10,000 as compared to a $150,000 provision for loan losses for the nine months ended September 30, 2017. The decrease in the provision for the nine months ended September 30, 2018 was the result of increased asset quality and improving asset delinquency trends. Our one-to-four residential loans past-due ninety days or more decreased by $53,000 or 7.5%, from $706,000 to $653,000, for the three months ended September 30, 2018. Our one-to-four residential loans past due ninety days or more decreased $524,000 or 44.5%, for the nine months ended September 30, 2018. We experienced net charge-offs of $17,000 for the nine months ended September 30, 2018 as compared to net charge-offs of $125,000 for the same period in 2017. The allowance for loan losses was $1.2 million, or 0.82% of net loans outstanding, at September 30, 2018, $1.2 million, or 0.88% of net loans outstanding, at December 31, 2017 and $1.2 million, or 0.86% of net loans outstanding, at September 30, 2017.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate for the nine months ended September 30, 2018 and September 30, 2017. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-Interest Income. Non-interest income decreased $46,000, or 9.6%, to $434,000 for the nine months ended September 30, 2018 from $480,000 for the nine months ended September 30, 2017. The decrease was primarily due to a decrease in net gains on sale of residential mortgage loans offset by an increase in financial services income and fee income. Net gain on the sale of residential mortgage loans decreased 85.2%, to $18,000 for the nine months ended September 30, 2018 from $122,000 for the nine months ended September 30, 2017. Financial services income increased $34,000, or 32.1%, to $140,000 for the nine months ended September 30, 2018 from $106,000 for the nine months ended September 30, 2017. Fee income increased $16,000, or 13.4%, to $135,000 for the nine months ended September 30, 2018 from $119,000 for the nine months ended September 30, 2017. The decrease in gains on sale of residential mortgage loans sold was due to lower loan volume in the first nine months of 2018. The increase in income from financial services was due to the increase in assets under management. Fee income increased because of our promotions targeting transaction accounts in the first nine months of 2018.

Non-Interest Expense. Non-interest expense increased by $318,000, or 8.5%, to $4.0 million for the nine months ended September 30, 2018 from $3.7 million for the nine months ended September 30, 2017. The increase was primarily due to an increase in compensation and employee benefits as well as core processing expenses. Compensation and employee benefits increased $291,000, or 14.8%, to $2.3 million for the nine months ended September 30, 2018 from $2.0 million for the nine months ended September 30, 2017 because of additional personnel. Core processing expenses increased $111,000, or 22.9%, to $595,000 for the nine months ended September 30, 2018 from $484,000 for the nine months ended September 30, 2017. The increase in core processing expenses was due to the addition of several products and services offered to our customers such as business banking on-line, ACH origination and 24-hour call center service. Professional fees decreased $83,000, or 28.8%, to $205,000 for the nine months ended September 30, 2018 from $288,000 for the nine months ended September 30, 2017. Professional fees decreased due to lower audit and accounting fees in 2018 and the hiring of an internal auditor. FDIC insurance premiums decreased $64,000, or 71.9%, due to the additional capital raised in 2017.

Income Tax Expense. We incurred income tax expense of $116,000 and $118,000 for the nine months ended September 30, 2018 and 2017, respectively, resulting in effective rates of 16.8% and 20.3%, respectively. The decrease in income tax expense for the nine months ended September 30, 2018 as compared to the same period in 2017 was primarily due to a change in tax law for 2018, which reduced the corporate federal income tax rate from 34% to 21%.

Non-Performing Assets

We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings. Non-performing assets, including non-performing loans, totaled $653,000, or 0.34% of total assets, at September 30, 2018 and $1.2 million, or 0.67% of total assets, at December 31, 2017. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated. We had no non-accruing troubled debt restructurings at the dates indicated.

	At September 30, 2018	At December 31, 2017
	(Dollars in thousands)

Non-accrual loans:
Residential:
One- to four-family	$653	$1,177
Home equity loans and lines of credit	-	-
Construction	-	-
Commercial real estate	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total non-accrual loans	$653	$1,177

Accruing loans 90 days or more past due:
Residential:
One- to four-family	-	-
Home equity loans and lines of credit	-	-
Construction	-	-
Commercial real estate	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total accruing loans 90 days or more past due	$-	$-
Total non-performing loans	653	1,177
Real estate owned	-	-
Total non-performing assets	$653	$1,177

Total non-performing loans to total loans	0.43%	0.83%
Total non-performing loans to total assets	0.34%	0.67%
Total non-performing assets to total assets	0.34%	0.67%

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)

Balance at beginning of period	$1,241	$1,170

Charge-offs:
Residential:
One- to four-family	-	52
Home equity loans and lines of credit	-	-
Construction	-	-
Commercial real estate	-	12
Commercial and industrial	8	61
Consumer and other	9	-
Total charge-offs	17	125

Recoveries:
Residential:
One- to four-family	-	13
Home equity loans and lines of credit	-	-
Construction	-	-
Commercial real estate	-	3
Commercial and industrial	-	-
Consumer and other	-	-
Total recoveries	-	16

Net charge-offs	17	109
Provision for loan losses	10	150

Balance at end of period	$1,234	$1,211

Ratios:
Net charge-offs to average loans outstanding	0.01%	0.08%
Allowance for loan losses to non-performing loans at end of period	188.97%	152.71%
Allowance for loan losses to total loans at end of period	0.87%	0.86%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from calls, maturities, and sales of securities. We also have the ability to borrow from the FHLBNY. At September 30, 2018, we had a $78.8 million line of credit with the FHLBNY and a $2.5 million line of credit with Zions Bank. At September 30, 2018, we had $23.8 million in outstanding borrowings from the FHLBNY. We have not borrowed against the line of credit with Zions Bank during the nine months ended September 30, 2018.

The Board and Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2018.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which includes cash and due from banks. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At September 30, 2018, cash and due from banks totaled $4.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $26.6 million at September 30, 2018.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year at September 30, 2018, totaled $40.6 million, or 30.0%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLBNY advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At September 30, 2018, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at September 30, 2018. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2018, we had outstanding commitments to originate loans of $2.0 million. We anticipate that we will have sufficient funds available to meet our current lending commitments.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

As of September 30, 2018, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101	The following materials from Seneca Financial Corp. Form 10-Q for the three and nine months ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition (iii) the Consolidated Statements of Comprehensive Income (loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENECA FINANCIAL CORP.
(registrant)

November 14, 2018	/s/ Joseph G. Vitale
Joseph G. Vitale
President and Chief Executive Officer

November 14, 2018	/s/ Vincent J. Fazio
Vincent J. Fazio
Executive Vice President and Chief Financial Officer

