Form 10-K
period 2018-12-31
Seneca Financial Corp.
filed 2019-04-01
CIK 1708715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2018
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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of   $8.55 as of June 30, 2018, was $16.9 million.
As of March 20, 2019 there were 1,961,703 shares outstanding of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
1.
Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders. (Part III)

i

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
Seneca Financial Corp.
Seneca Financial Corp., a federal corporation that was organized in 2017, is a savings and loan holding company headquartered in Baldwinsville, New York. Seneca Financial Corp.’s common stock is quoted on the OTC Pink Marketplace operated by OTC Markets Group under the symbol “SNNF.” Seneca Financial Corp. conducts its operations primarily through its wholly-owned subsidiary, Seneca Savings, a federally-chartered savings association. Seneca Financial Corp. manages its operations as one unit, and thus does not have separate operating segments. At December 31, 2018, Seneca Financial Corp. had total consolidated assets of  $195.3 million, loans net of allowance of   $154.7 million, deposits of   $144.0 million, and stockholders’ equity of  $19.4 million.
Seneca Financial Corp. was formed as part of the mutual holding company reorganization of Seneca Savings, which was completed in October 2017. In connection with the reorganization, Seneca Financial Corp. sold 910,305 shares of common stock to the public at $10.00 per share, representing 46% of its outstanding shares of common stock. Seneca Financial MHC has been organized as a mutual holding company under the laws of the United States and owned the remaining 54% of the outstanding shares of common stock of Seneca Financial Corp. at the time of the completion of the reorganization.
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
Seneca Savings
Seneca Savings is a federally-chartered savings association headquartered in Baldwinsville, New York. Seneca Savings was originally chartered in 1928 as a New York-chartered mutual savings and loan association under the name “The Baldwinsville Savings & Loan Association.” In 1936, we converted to a federal charter under the name “Baldwinsville Federal Savings & Loan Association.” In 1958, the name was changed to “Seneca Federal Savings and Loan Association.” Following completion of the reorganization, the association’s legal name became Seneca Savings.

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
Baldwinsville, New York is a village located in Onondaga County and is 15 miles northwest of Syracuse, New York. Baldwinsville has an estimated population of 7,885 and an estimated median household income of  $41,143. Anheuser-Busch, the world’s largest beer maker, has a plant on a 370-acre site located in Baldwinsville. We view Onondaga County, which is part of the Syracuse, New York Metropolitan Statistical Area and is more populous than the other contiguous counties, as a primary area for growth, particularly for commercial lending and deposit areas. Onondaga county includes a high concentration of office, medical, retail, industrial, mixed use and multi-family real estate buildings and businesses. Other large employers in Onondaga County include Carrier Corporation, Lockheed Martin, Syracuse University, Upstate University Health System and St. Joseph’s Hospital Health Center. There are approximately 11,700 businesses operating in Onondaga County.
Onondaga County’s total population is estimated at 465,398. The unemployment rate at December 2018, for Onondaga County was 3.6%, and lower than 4.5% for the State of New York, and 4.0% for the United States. The median household income in Onondaga County was approximately $56,991, which is lower than the New York state median of  $62,909 and the national median household income of  $59,039.
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
Competition
We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds, insurance companies and credit unions. As of June 30, 2018 (the most recent date for which data is available), our market share of deposits represented 1.35% of Federal Deposit Insurance Corporation-insured deposits in Onondaga County, ranking us 13th in market share of deposits out of 15 institutions operating in the county.
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
Our strategic plan continues to focus on residential real estate lending and to gradually increase our commercial lending. We generally retain in our portfolio adjustable-rate or shorter-term fixed-rate residential real estate mortgage loans. Beginning in 2015, we have started regularly selling loans in the secondary market. Loans that we sell into the secondary market consist of long-term (20 years or greater), conforming fixed-rate residential real estate mortgage loans, which we primary sell to the FHLB of New York’s Mortgage Partnership Finance program, and beginning in 2017, to Freddie Mac. These loans are sold without recourse. We generally retain the servicing rights on all conforming fixed-rate residential mortgage loans that we sell. We may experience declines in the residential mortgage loan portfolio during 2019 if interest rates increase. Our commercial lending efforts will focus on the small-to-medium sized business market, targeting borrowers with outstanding loan balances of between $250,000 to $1,000,000. We will focus primarily on commercial real estate loans and on commercial and industrial loans in our market area. As part of the commercial loan strategy, we will seek to use our commercial relationships to grow our commercial transactional deposit accounts.
Loan Portfolio Composition.   The following table sets forth the composition of our loan portfolio, by type of loans at the dates indicated.
	At December 31,
	2018		2017
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Residential:
One- to four-family	$102,617	66.0%	$95,697	67.5%
Home equity loans and lines of credit	9,212	5.9%	7,706	5.4%
Construction	3,500	2.3%	5,978	4.2%
Commercial real estate	23,409	15.1%	21,673	15.3%
Commercial and industrial	14,134	9.1%	8,312	5.9%
Consumer and other	2,519	1.6%	2,443	1.7%
Total loans receivable	155,391	100.0%	141,809	100.0%
Deferred loan costs	493		582
Allowance for loan losses	(1,234)		(1,241)
Total loans receivable, net	$154,650		$141,150

Loan Portfolio Maturities.   The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2018. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2019. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One- to four-family	Home equity loans and lines of credit	Residential Construction	Commercial Real Estate	Commercial and Industrial	Consumer and other	Total
	(Dollars in Thousands)
Due During the Years Ending December 31,
2019	$25	$—	$—	$158	$2,861	$92	$3,136
2020	203	6	—	—	109	97	415
2021	182	14	—	—	1,755	168	2,119
2022 to 2023	1,251	18	—	95	3,230	690	5,284
2024 to 2028	5,779	179	—	872	4,696	326	11,852
2029 to 2033	13,947	696	—	3,845	—	622	19,110
2034 and beyond	81,230	8,299	3,500	18,439	1,483	524	113,475
Total	$102,617	$9,212	$3,500	$23,409	$14,134	$2,519	$155,391

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2018 that are contractually due after December 31, 2019.
	Due After December 31, 2019
	Fixed	Adjustable	Total
	(In thousands)
Residential:
One- to four-family	$98,357	$4,235	$102,592
Home equity loans and lines of credit	463	8,749	9,212
Construction	—	3,500	3,500
Commercial real estate	968	22,283	23,251
Commercial and industrial	5,151	6,122	11,273
Consumer and other	2,427	—	2,427
Total	$107,366	$44,889	$152,255

One- to Four-Family Residential Real Estate Lending.   Our primary lending activity is the origination of one- to four-family residential real estate mortgage loans. At December 31, 2018, $102.6 million, or 66.0%, of our total loan portfolio consisted of one- to four-family residential real estate mortgage loans. We offer conforming and non-conforming, fixed-rate and adjustable-rate residential real estate mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $484,350. Our adjustable-rate mortgage loans provide an initial fixed interest rate for one, five, seven or ten years and then adjust annually thereafter. They amortize over a period of up to 30 years.
One- to four-family residential real estate mortgage loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed-rate and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which at December 31, 2018 was $424,100 for single-family homes in our market area. Loans that exceed that limit are considered “jumbo loans.” At December 31, 2018, we had only $5.8 million in jumbo loans. For first mortgage loans with loan-to-value ratios in excess of 80%, we require private mortgage insurance. We do not have any loans in our loan portfolio that are considered sub-prime, or Alt-A. At December 31, 2018, we had $5.2 million in non-owner occupied one- to four-family residential real estate mortgage loans.
We currently offer several adjustable-rate mortgage loans secured by residential properties with interest rates that are fixed for an initial period ranging from one year to ten years. After the initial fixed period, the interest rate on adjustable-rate mortgage loans is generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board, subject to periodic and lifetime limitations on interest rate changes. All of our traditional adjustable-rate mortgage loans with initial fixed-rate periods of one, five, seven or ten years have initial and periodic caps of two percentage points on interest rate changes, with a cap of six percentage points for the life of the loan. Many of the borrowers who select these loans have shorter-term credit needs than those who select long-term, fixed-rate mortgage loans. We do not offer “Option ARM” loans, where borrowers can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. At December 31, 2018, we had $4.2 million in adjustable-rate one- to four-family residential real estate mortgage loans.
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
Home Equity Lines of Credit.   In addition to traditional one- to four-family residential mortgage loans, we offer home equity lines of credit that are secured by the borrower’s primary or secondary residence. At December 31, 2018, we had $9.2 million, or 5.9%, of our total loan portfolio in home equity lines of credit and home equity loans. Unused commitments related to home equity lines of credit at December 31, 2018 were $5.3 million. Beginning in 2015, we stopped originating home equity loans and have a remaining balance of  $463,000 at December 31, 2018.
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
Home equity lines of credit secured by junior mortgages have greater risk than one- to four-family residential mortgage loans secured by first mortgages. At December 31, 2018, $3.6 million of our home equity loans and lines of credit were in a junior lien position, nearly all of which were second mortgages. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure, after repayment of the senior mortgages, if applicable. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity lines of credit, decreases in real estate values could adversely affect our ability to fully recover the loan balance in the event of a default.
Commercial Real Estate Loans.   In recent years, we have sought to increase our commercial real estate loans. Our commercial real estate loans are secured primarily by office buildings, industrial facilities, retail facilities, motels and other commercial properties, substantially all of which are located in our primary market area. At December 31, 2018, we had $23.4 million in commercial real estate loans, representing 15.1% of our total loan portfolio. This amount included $4.5 million of multi-family residential real estate loans. At December 31, 2018, we had $6.9 million in non-owner occupied commercial real estate loans (excluding multi-family residential real estate loans). At December 31, 2018, our commercial real estate loans had an average balance of  $260,000.
We generally originate adjustable-rate commercial real estate loans with maximum terms of up to 25 years. Adjustable-rate commercial real estate loans are tied to the five-year FHLB of New York advance rate plus a margin, subject to an interest rate floor. The maximum loan-to-value ratio of our commercial real estate loans is generally 80% (75% for non-owner occupied). All of our commercial real estate loans are subject to our underwriting procedures and guidelines. At December 31, 2018, our largest commercial real estate loan totaled $1.5 million and was secured by a hotel located in our primary market area. At December 31, 2018, this loan was performing in accordance with its terms.
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
Commercial and Industrial Loans.   We make commercial and industrial loans, primarily in our market area, to a variety of professionals, sole proprietorships and small businesses. These loans are generally secured by business assets, and we may support this collateral with junior liens on real property. At December 31, 2018, commercial and industrial loans were $14.1 million, or 9.1% of our total loan portfolio. As part of our relationship- driven focus, we encourage our commercial borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and margin.
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
Commercial and industrial loans generally have greater credit risk than residential real estate loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2018, our largest commercial and industrial loan was a $1.5 million loan to an adult long-term care facility. This loan was performing according to its original terms at December 31, 2018.
Residential Construction Loans.   We make construction loans, primarily to individuals for the construction of their primary residences and to contractors and builders of single-family homes. At December 31, 2018, our construction loans totaled $3.5 million, representing 2.3% of our total loan portfolio. At that date, we also had $2.7 million of construction loans in process. At December 31, 2018, all our single-family construction loans were to individuals.
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
At December 31, 2018, our largest construction and land loan was for $981,000, all of which was outstanding. This loan was originated in 2018 and is secured by a one- to four-family residential property. This loan was performing according to its terms at December 31, 2018.
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
Consumer Loans.   We offer a limited range of consumer loans, principally to customers residing in our primary market area with other relationships with us and with acceptable credit ratings. Our consumer loans generally consist of loans secured by manufactured homes, deposit accounts, loans on new and used automobiles and unsecured personal loans. At December 31, 2018, consumer and other loans were $2.5 million, or 1.6% of our total loan portfolio. The largest portion of our consumer loan portfolio was manufactured home loans which totaled $1.4 million at December 31, 2018.
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

We generally do not purchase whole loans from third parties. However, from time to time, we may purchase or sell participation interests in loans. We underwrite our participation interest in the loan that we are purchasing according to our own underwriting criteria and procedures. At December 31, 2018, we had $1.5 million of loan participation interests that we purchased, and at that date, we had no loans for which we had sold participation interests.
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
Loan Approval Procedures and Authority
Pursuant to federal law, the aggregate amount of loans that Seneca Savings is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Seneca Savings’ unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At December 31, 2018, based on the 15% limitation, Seneca Savings’ loans-to-one-borrower limit was approximately $3.0 million. Seneca Savings’ internal limit at December 31, 2018 was $1.7 million. On the same date, Seneca Savings had no borrowers with outstanding balances in excess of this amount. At December 31, 2018, our largest loan relationship with one borrower was for $1.5 million, which was secured by a hotel in our primary market area, and the underlying loan was performing in accordance with its terms on that date.
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
Residential mortgage loans up to $424,100 (the current conforming loan limit) may be approved by underwriters. Each of our President and Chief Executive Officer, Vice President of Residential Lending and Vice President of Commercial Lending has individual authorization to approve residential loans up to $500,000. Residential loans greater than $500,000 and up to $1,000,000 must be approved by our loan committee while loans over $1,000,000 must be approved by our loan committee and the board of directors. Our loan committee consists of our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, Vice President of Commercial Lending, Vice President of Residential lending and two outside board members.
Commercial loans up to $100,000 may be approved by commercial loan officers and up to $200,000 by the Vice President of Commercial Lending. The President and Chief Executive Officer has individual authority to approve a commercial loan up to $250,000. These individuals can combine their authority to approve commercial loans up to $400,000. Our loan committee can approve commercial loans up to $1,000,000 in the aggregate. Commercial loans in excess of   $1,000,000 require the approval of both the loan committee and our board of directors.
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
A loan is classified as a troubled debt restructuring if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of the principal amount due. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months. At December 31, 2018 and 2017, we had two commercial real-estate loans considered to be troubled debt restructurings and were accruing, totaling $1.0 million.

Delinquent Loans.   The following table sets forth our loan delinquencies by type and by amount at the dates indicated.
	Loans Delinquent For
	30 to 59 Days	60 to 89 Days	90 Days and Over	Total
	Amount	Amount	Amount	Amount
	(In Thousands)
At December 31, 2018
Residential:
One- to four-family	$1,331	$628	$670	$2,629
Home equity loans and lines of credit	—	—	—	—
Construction	—	—	462	462
Commercial real estate	—	364	—	364
Commercial and industrial	—	—	—	—
Consumer and other	3		13	16
Total	$1,334	$992	$1,145	$3,471
At December 31, 2017
Residential:
One- to four-family	$740	$121	$1,177	$2,038
Home equity loans and lines of credit	—	—	—	—
Construction	—	—	—	—
Commercial real estate	247	—	—	247
Commercial and industrial	—	—	—	—
Consumer and other	29	8	—	37
Total	$1,016	$129	$1,177	$2,322

Total delinquent loans increased $1.2 million to $3.5 million at December 31, 2018 from $2.3 million at December 31, 2017, due primarily to an increase in one- to four-family residential loans. Delinquent loans increased during the year ended December 31, 2018 due to a larger one-to four-family loan portfolio.
Non-Performing Assets.   The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.
	At December 31,
	2018	2017
	(Dollars in Thousands)
Non-Accrual
Residential:
One- to four-family	$739	$1,177
Home equity loans and lines of credit	—	—
Construction	462	—
Commercial real estate	—	—
Commercial and industrial	—	—
Consumer and other	13	—
Total	$1,214	$1,177

	At December 31,
	2018	2017
	(Dollars in Thousands)
Accruing loans 90 days or more past due:
Residential:
One- to four-family	$—	$—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial real estate	—	—
Commercial and industrial	—	—
Consumer and other	—	—
Total accruing loans 90 days or more pass due	—	—
Total non-performing loans	1,214	1,177
Real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$1,214	$1,177
Total accruing troubled debt restructured loans	$1,020	$1,020
Ratios:
Total non-performing loans to total loans	0.78%	0.83%
Total non-performing loans to total assets	0.62%	0.67%
Total non-performing assets to total assets	0.62%	0.67%
For the years ended December 31, 2018 and 2017, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $79,000 and $61,000, respectively. No interest income was recognized on such loans for the years ended December 31, 2018 or 2017.
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

In connection with the filing of our call reports with the Office of the Comptroller of the Currency and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.
The following table sets forth our amounts of classified assets and assets designated as special mention as of December 31, 2018 and 2017. The classified assets total at December 31, 2018 includes no non-performing loans.
	At December 31,
	2018	2017
	(In Thousands)
Classification of Assets:
Substandard	$2,396	$1,979
Doubtful	—	—
Loss	—	—
Total Classified Assets	$2,396	$1,979
Special Mention	$—	$77
Total Classified and Criticized Assets	$2,396	$2,056

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
The following table sets forth activity in our allowance for loan losses for the years indicated.
	At or For the Years Ended December 31,
	2018	2017
	(Dollars in Thousands)
Balance at beginning of year	$1,241	$1,170
Charge-offs:
Residential:
One- to four-family	—	52
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial real estate	—	12
Commercial and industrial	8	61
Consumer and other	9	—
Total charge-offs	17	125
Recoveries:
Residential:
One- to four-family	—	13
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial real estate	—	—
Commercial and industrial	—	3
Consumer and other	—	—
Total recoveries	—	16
Net charge-offs	17	109
Provision for loan losses	10	180
Balance at end of year	$1,234	$1,241
Ratios:
Net charge-offs to average loans outstanding	0.01%	0.08%
Allowance for loan losses to non-performing loans at end of year	101.65%	105.44%
Allowance for loan losses to total loans at end of year	0.79%	0.88%

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
	At December 31,
	2018			2017
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in Thousands)
Residential:
One- to four-family	$688	55.7%	66.0%	$646	52.1%	67.5%
Home equity loans and lines of credit	55	4.5%	2.3%	44	3.5%	5.4%
Construction	12	1.0%	5.9%	19	1.5%	4.2%
Commercial real estate	178	14.4%	15.1%	161	13.0%	15.3%
Commercial and industrial	132	10.7%	9.1%	116	9.3%	5.9%
Consumer and other	17	1.4%	1.6%	5	0.4%	1.7%
Total allocated allowance	1,082	87.7%	100.0%	991	79.9%	100.0%
Unallocated allowance	152	12.3%	—	250	20.1%	—
Total allowance for loan losses	$1,234	100.0%	100.0%	$1,241	100.0%	100.0%

Investment Activities
General.   Our board of directors is responsible for approving and overseeing our investment policy. The investment policy is reviewed at least annually by management and any changes to the policy are recommended to the board of directors and are subject to its approval. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns and consistency with our interest rate risk management strategy. Our asset/liability management committee, which consists of our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, Vice President of Commercial Lending, AVP of Operations, VP Regional Branch Manager and two board members, oversees our investing activities and strategies. All transactions are formally reviewed by the board of directors at least monthly.
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
Debt and equity securities investment accounting guidance requires that, at the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our ability and intent. At all dates below, we have only a securities available for sale portfolio which is reported at fair value.

The following table sets forth the amortized cost and fair value of our securities portfolio (excluding FHLB of New York common stock) at the dates indicated.
	At December 31,
	2018		2017
	Amortized Costs	Fair Value	Amortized Costs	Fair Value
	(Dollars in Thousands)
Municipal securities	$9,850	$9,679	$9,157	$9,038
Mortgage-backed securities	4,228	4,170	1,821	1,802
Collateralized mortgage obligations	6,794	6,609	8,557	8,414
Corporate securities	5,853	5,716	2,823	2,843
Total securities available for sale	$26,725	$26,174	$22,358	$22,097

Portfolio Maturities and Yields.   The composition and maturities of the available-for-sale securities portfolio at December 31, 2018 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Tax-equivalent yields are presented and calculated to maturity. All the securities at this date were held as available-for-sale.
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Municipal securities	$500	4.99%	$548	1.78%	$4,452	2.72%	$4,350	2.88%	$9,850	$9,679	2.98%
Mortgage-backed securities	—	—%	—	—%	—	—%	4,228	2.74%	4,228	4,170	2.73%
Collateralized mortgage obligations	—	—%	109	1.30%	—	—%	6,685	2.35%	6,794	6,609	2.32%
Corporate securities	—	—%	2,824	2.34%	3,029	2.94%	—	—%	5,853	5,716	3.50%
Total securities available for sale	$500	4.99%	$3,481	2.44%	$7,481	2.81%	$15,263	2.61%	$26,725	$26,174	2.90%

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
Deposits.   Our deposits are generated primarily from our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, savings accounts, money market accounts and certificates of deposit and retirement accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At December 31, 2018, we had $10.5 million in CDARS deposits.
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
The following table sets forth the distribution of our average total deposit accounts, by account type, for the years indicated.
	For the Years Ended December 31,
	2018			2017
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in Thousands)
Deposit type:
NOW accounts	$13,892	10.3%	0.15%	$11,944	9.0%	0.15%
Regular savings and demand club accounts	21,417	15.9	0.06%	22,888	17.1	0.06%
Money market accounts	13,554	10.0	0.56%	13,822	10.4	0.56%
Certificates of deposit and retirement accounts	73,034	54.0	1.26%	69,553	52.1	1.26%
Non-interest-bearing deposits	13,269	9.8	—%	15,228	11.4	—%
Total deposits	$135,166	100.0%	0.74%	$133,435	100.0%	0.74%

As of December 31, 2018, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $52.2 million. The following table sets forth the maturity of those certificates as of December 31, 2018.
At December 31, 2018
(In Thousands)
Three months or less	$7,127
Over three months through six months	8,807
Over six months through one year	21,437
Over one year to three years	14,733
Over three years	120
Total	$52,224

Borrowings.   Our borrowings consist of advances from the FHLB of New York. At December 31, 2018, we had the ability to borrow approximately $80.1 million under our credit facilities with the FHLB of New York, of which $28.4 million was advanced. Borrowings from the FHLB of New York are secured by our investment in the common stock of the FHLB of New York as well as by a blanket pledge of our mortgage portfolio not otherwise pledged.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the years shown:
	At or For the Years Ended December 31,
	2018	2017
	(Dollars in Thousands)
Balance at end of year	$28,350	$24,500
Average balance during year	$30,112	$24,045
Maximum outstanding at any month end	$36,340	$29,300
Weighted average interest rate at end of year	2.39%	2.06%
Average interest rate during year	2.17%	1.88%
Financial Services Activities and Subsidiary
Financial Quest, a division of Seneca Savings, offers asset management, financial planning, insurance, annuities and other financial products in partnership with Cetera Financial Services, a registered broker dealer. We have dedicated investment representatives who evaluate the needs of clients to determine suitable investment and insurance solutions to meet their short and long-term wealth management goals. At December 31, 2018, we had $50.9 million of assets held under management. Seneca Savings Insurance Agency, Inc., our subsidiary, collects fee income on fixed annuities and life insurance from legacy relationships. We are not actively using this subsidiary to generate new business.
Personnel
As of December 31, 2018, we had 42 full-time employees and four part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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
Our federal and state tax returns have not been audited for the past five years. A desk audit of our New York state mortgage recording tax refund was performed for years 2016 and 2017.
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
Net Operating Loss Carryovers.   Generally, a financial institution may carry forward net operating losses indefinitely to offset up to 80% of federal taxable income. At December 31, 2018, Seneca Savings had no federal net operating loss carryforwards.
Capital Loss Carryovers.   A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2018, Seneca Savings had no capital loss carryovers.
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
Dodd-Frank Act
The Dodd-Frank Act made significant changes to the regulatory structure for depository institutions and their holding companies. However, the Dodd-Frank Act’s changes go well beyond that and affect the lending, investments and other operations of all depository institutions. The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for both bank holding companies and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital for holding companies were restricted to capital instruments that were then currently considered to be Tier 1 capital for insured depository institutions. Subsequent regulations issued by the Federal Reserve Board generally exempted from these requirements bank and savings and loan holding companies of less than $1 billion of consolidated assets (which has been increased to $3.0 billion as noted below). The legislation also established a floor for capital of insured depository institutions, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.
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
The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018
On May 24, 2018, The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The EGRRCPA’s provisions include, among other things: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from HMDA’s expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the Federal Deposit Insurance Corporation’s brokered-deposit regulations; (v) raising eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; (vi) providing federal savings associations with less than $20.0 billion in consolidated assets with the option to elect to operate under the same powers as a national bank; and (vii) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status. In addition, the law required the Federal Reserve Board to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities.

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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019.

Notwithstanding the foregoing, pursuant to the EGRRCPA, the Office of the Comptroller of the Currency proposed a rule that establishes a community bank leverage ratio (tangible equity to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. Until the Office of the Comptroller of the Currency’s proposed rule is finalized, the Basel III risk-based and leverage ratios remain in effect.
At December 31, 2018, Seneca Savings’ capital exceeded all applicable requirements.
Loans to One Borrower.   Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2018, Seneca Savings was in compliance with the loans-to-one borrower limitations.
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
As noted above, the EGRRCPA has eliminated the Basel III requirements for banks with less than $10.0 billion in assets who elect to follow the community bank leverage ratio once the Office of the Comptroller of the Currency’s rule is finalized. The Office of the Comptroller of the Currency’s proposed rule provides that Seneca Savings will be well-capitalized with a community bank leverage ratio of 9% or greater, adequately capitalized with a community bank leverage ratio of 7.5% or greater, undercapitalized if Seneca Savings’ community bank leverage ratio is less than 7.5% and greater than 6% and significantly undercapitalized if Seneca Savings’ community bank leverage ratio is less than 6%. The definition of critically undercapitalized is unchanged from the current regulations.
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
At December 31, 2018, Seneca Savings met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%
Qualified Thrift Lender Test.   As a federal savings association, Seneca Savings must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Seneca Savings must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of every 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.
Alternatively, Seneca Savings may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.
A savings association that fails the QTL test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2018, Seneca Savings satisfied the QTL test.
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

The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. Assessments for most institutions are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for most banks and savings associations to 1.5 basis points to 30 basis points. The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC was required to seek to achieve the 1.35% ratio by September 30, 2020. The FDIC indicated that the 1.35% ratio was exceeded in November 2018. Insured institutions of less than $10 billion of assets will receive credits for the portion of their assessments that contributed to the reserve ratio between 1.15% and 1.35%. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation, and the FDIC has exercised that discretion by establishing a long-range fund ratio of 2%.
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2019. For the quarter ended December 31, 2018, the annualized FICO assessment was equal to 0.32 of a basis point.
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
Federal Home Loan Bank System.   Seneca Savings is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of New York, Seneca Savings is required to acquire and hold shares of capital stock in the FHLB of New York. As of December 31, 2018, Seneca Savings was in compliance with this requirement. While Seneca Savings’ ability to borrow from the FHLB of New York provides an additional source of liquidity, Seneca Savings has historically used FHLB of New York advances to fund its operations in addition to deposits.
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

Capital.   Savings and loan holding companies have historically not been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act required the Federal Reserve Board to establish for all bank and savings and loan holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. However, pursuant to legislation passed in December 2014, the Federal Reserve Board extended to savings and loan holding companies the applicability of the “Small Bank Holding Company” exception to its consolidated capital requirements and increased the threshold for the exception from $500 million of assets to $1.0 billion, effective May 15, 2015. As noted above, the EGRRCPA increased the threshold for the exception to $3.0 billion in consolidated assets. As a result, savings and loan holding companies with less than $3.0 billion in consolidated assets are generally not subject to the capital requirements unless otherwise advised by the Federal Reserve Board.
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
An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, Seneca Financial Corp. will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally a company with less than $250 million of voting and non-voting common equity held by non-affiliates). Finally, an emerging growth company may elect to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the company is first required to file a registration statement. Seneca Financial Corp. has elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.
ITEM 1A.
Risk Factors

Not applicable, as Seneca Financial Corp. is a “smaller reporting company.”
ITEM 1B.
Unresolved Staff Comments

None.

ITEM 2.
Properties

As of December 31, 2018, the net book value of our office properties was $3.0 million, and the net book value of our furniture, fixtures and equipment was $452,000. The following table sets forth information regarding our offices.
Location	Leased or Owned	Year Acquired	Net Book Value of Real Property
Main Office:
35 Oswego Street Baldwinsville, New York 13027	Owned	1964	$1.4 million
Other Properties:
Liverpool Branch 7799 Oswego Road Liverpool, New York 13089	Owned	2015	$793,000
North Syracuse Branch 201 North Main Street North Syracuse, New York 13212	Owned	1973	$745,000
We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.
ITEM 3.
Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2018, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.
ITEM 4.
Mine Safety Disclosures

Not applicable.

PART II
ITEM 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Pink Marketplace operated by OTC Markets Group under the symbol “SNNF.” As of March 15, 2019, we had 169 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 1,978,923 shares of common stock outstanding. Market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
We have never paid a dividend. The payment and amount of any dividend payments will be subject to statutory and regulatory limitations, and will depend upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; our other uses of funds for the long-term value of stockholders; tax considerations; the Federal Reserve Board’s current regulations restricting the waiver of dividends by mutual holding companies; and general economic conditions.
The Federal Reserve Board has issued a policy statement providing that dividends should be paid only out of current earnings and only if our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition. Regulatory guidance also provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate or earnings retention is inconsistent with its capital needs and overall financial condition. In addition, Seneca Savings’ ability to pay dividends will be limited if it does not have the capital conservation buffer required by the current capital rules, which may limit our ability to pay dividends to stockholders. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future. Special cash dividends, stock dividends or returns of capital, to the extent permitted by regulations and policies of the Federal Reserve Board and the Office of the Comptroller of the Currency, may be paid in addition to, or in lieu of, regular cash dividends.
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
There were no sales of unregistered securities or repurchase of shares of common stock during the year ended December 31, 2018.

ITEM 6.
Selected Financial Data

The summary information presented below at each date or for each of the years presented is derived in part from the audited consolidated financial statements of Seneca Financial Corp. and Seneca Savings. The financial condition data at December 31, 2018 and 2017, and the operating data for the years ended December 31, 2018, and 2017, were derived from the audited consolidated financial statements of Seneca Financial Corp. included elsewhere in this annual report. The information at and for the year ended December 31, 2016 and 2015 was derived in part from audited consolidated financial statements that are not included in this annual report. The following information is only a summary and should be read in conjunction with our consolidated financial statements and notes included in this annual report.
	At December 31,
	2018	2017	2016	2015
	(Dollars in Thousands)
Selected Financial Condition Data:
Total assets	$195,307	$176,174	$161,411	$137,359
Cash and due from banks	3,470	4,375	1,762	4,045
Available-for-sale securities	26,174	22,097	19,450	22,664
Loans, net	154,650	141,150	132,364	105,257
FHLB stock, at cost	2,622	2,340	2,090	1,247
Total liabilities	175,896	157,772	150,631	127,263
Deposits	143,975	129,596	119,542	108,672
FHLB advances and borrowings	28,350	24,500	28,000	15,500
Total equity	19,411	18,402	10,780	10,096
	For the Years Ended December 31,
	2018	2017	2016	2015
	(Dollars in Thousands)
Selected Data:
Interest income	$7,702	$6,828	$5,844	$5,167
Interest expense	1,918	1,437	992	681
Net interest income	5,784	5,391	4,852	4,486
Provision for loan losses	10	180	247	8
Net interest income after provision for loan losses	5,774	5,211	4,605	4,478
Non-interest income	597	626	794	723
Non-interest expense	5,340	5,049	4,808	4,783
Earnings before provision for income taxes	1,031	788	591	418
Provision for income taxes	181	264	64	22
Net income	$850	$524	$527	396
Earnings per common share	$0.45	$0.28	N/A	N/A

	At or For the Years Ended December 31,
	2018	2017	2016	2015
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.46%	0.31%	0.35%	0.30%
Return on average equity	4.67%	4.14%	5.19%	4.14%
Interest rate spread(1)	3.04%	3.17%	3.30%	3.42%
Net interest margin(2)	3.23%	3.30%	3.42%	3.51%
Efficiency ratio(3)	83.69%	83.91%	85.16%	91.82%
Non-interest expense to average total assets	2.87%	2.96%	3.26%	3.64%
Average interest-earning assets to average interest-bearing liabilities	118%	115%	117%	119%
Asset Quality Ratios:
Non-performing assets as a percent of total assets	0.62%	0.67%	1.07%	1.35%
Non-performing loans as a percent of total loans	0.78%	0.83%	1.28%	1.76%
Allowance for loan losses as a percent of non-performing loans	101.65%	105.44%	68.31%	71.94%
Allowance for loan losses as a percent of total loans	0.79%	0.88%	0.88%	1.15%
Net charge-offs to average outstanding loans during the period	0.01%	0.08%	0.25%	—
Capital Ratios(4):
Common equity tier 1 capital (to risk weighted assets)	16.48%	17.39%	14.32%	16.72%
Tier 1 leverage (core) capital (to adjusted tangible assets)	10.27%	10.70%	8.65%	9.67%
Tier 1 risk-based capital (to risk weighted assets)	16.48%	17.39%	14.32%	16.72%
Total risk-based capital (to risk weighted assets)	17.51%	18.53%	15.56%	17.98%
Average equity to average total assets	9.79%	7.42%	6.88%	7.28%
Other Data:
Number of full-service offices	3	3	3	3
Number of full-time equivalent employees	46	40	40	39

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

ITEM 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflect our audited consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited consolidated financial statements, which appear elsewhere in this annual report. You should read the information in this section in conjunction with the other business and financial information provided in this annual report.
Overview
Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets (primarily cash and due from banks), and the interest we pay on our interest-bearing liabilities, consisting primarily of demand accounts, NOW accounts, savings accounts, money market accounts, certificate of deposit accounts and borrowings. Our results of operations also are affected by non-interest income, our provision for loan losses and non-interest expense. Non-interest income consists primarily of fee income and service charges, income from our financial services division, earnings on bank owned life insurance, realized gains on sales of loans and securities and other income. Non-interest expenses consist primarily of compensation and employee benefits, core processing, premises and equipment, professional fees, postage and office supplies, FDIC premiums, advertising and other expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities. For the year ended December 31, 2018, we had net income of   $850,000 compared to net income of  $524,000 for the year ended December 31, 2017. The year over year $326,000 increase in net income was primarily attributable to an increase in net interest income of  $563,000, a decrease in the provision for loan losses of  $170,000, a decrease in the provision for income taxes of   $83,000, partially offset by a decrease in non-interest income of  $29,000 and an increase in non-interest expense of  $291,000.
At December 31, 2018, we had $195.3 million in consolidated assets, an increase of  $19.1 million, or 10.9%, from $176.2 million at December 31, 2017. During 2018, we continued to focus on loan production, particularly with respect to residential mortgage loans as well as commercial loans.
Business Strategy
We intend to operate as a well-capitalized and profitable community bank dedicated to providing exceptional personal service to our individual and business customers. We believe that we have a competitive advantage in the markets we serve because of our knowledge of the local marketplace and our long-standing history of providing superior, relationship-based customer service. Our current executive management team is comprised of individuals with strong banking backgrounds who have joined Seneca Savings beginning in 2013. In October 2013, we appointed Joseph G. Vitale as our President and Chief Executive Officer. Shortly thereafter, we hired Vincent J. Fazio as Executive Vice President and Chief Financial Officer. The new management team has significant banking experience with our two executives each having approximately 20 years or more of banking experience. The management team has worked to revise our business strategy and position Seneca Savings for future growth and profitability.
Our current business strategy consists of the following:
•
Continuing to emphasize one- to four-family residential mortgage loans while selling the majority of our newly originated longer-term, fixed-rate residential loans.   We have been and will continue to be a significant one- to four-family residential mortgage lender to borrowers in our market area. As of December 31, 2018, $102.6 million, or 52.5%, of our total assets consisted of one- to four-family residential mortgage loans. We historically have held all of our loan originations, including our fixed-rate one- to four-family residential mortgage loans, in our loan portfolio. However, beginning in 2015, we started regularly selling loans in the secondary market. Loans that we sell into the secondary market consist of long-term (20 years or greater), conforming fixed-rate residential real estate mortgage loans, which we primarily sell to the FHLB of New York’s

Mortgage Partnership Finance program, and beginning in 2017, to Freddie Mac. We intend to increase the amount of sales of longer-term fixed-rate one- to four-family residential mortgage loans into the secondary market and retain the shorter-term one- to four-family residential mortgage loans in our portfolio.
•
Increasing commercial real estate and commercial and industrial lending.   In order to increase the yield on our loan portfolio and reduce the term to repricing, our new management team began to increase our commercial real estate and commercial and industrial loan portfolios while maintaining what we believe are conservative underwriting standards. We focus our commercial lending to small businesses located in our market area, targeting owner-occupied businesses such as manufacturers and professional service providers. Our commercial real estate portfolio has grown from $21.7 million at December 31, 2017 to $23.4 million at December 31, 2018. Our commercial and industrial loan portfolio has increased from $8.3 million at December 31, 2017 to $14.1 million at December 31, 2018. The Bank acquired sixteen commercial and industrial loans totaling $2.4 million originated by an unrelated financial institution in the third quarter of 2018 subject to the Bank’s underwriting standards. The Bank owns 100% of the loans and retains no recourse. The loans are located outside the Bank’s market area and have maturities of one to five years. The additional capital raised in our initial public offering will increase our commercial lending capacity by enabling us to originate more loans that we intend to retain in our portfolio.

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

•
Managing credit risk to maintain a low level of non-performing assets.   We believe strong asset quality is a key to our long-term financial success. Our strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring. Our non-performing assets to total assets ratio was 0.62% at December 31, 2018 compared to 0.67% at December 31, 2017. The majority of our non-performing assets have historically related to one- to four-family residential real estate loans. At December 31, 2018, we had no non-performing commercial loans.

•
Offering a wide selection of non-deposit investment products and services.   Financial Quest, a division of Seneca Savings, offers asset management, financial planning, annuities, insurance and other financial products. We have dedicated investment representatives who evaluate the needs of clients to determine suitable investment and insurance solutions to meet their short and long-term wealth management goals. At December 31, 2018, our assets under management were $50.9 million.

•
Growing organically and through opportunistic branch acquisitions.   We expect to consider both organic growth as well as acquisition opportunities that we believe would enhance the value of our franchise and yield potential financial benefits for our stockholders. We expect to focus our growth in Onondaga County with specific considerations to optimizing our scale. We will consider expanding our branch network through the opening of additional branches or the acquisition of branches if the right opportunity occurs. We may also help fund improvements in our operating facilities and customer delivery services in order to enhance our competitiveness.

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
Income Taxes.   Income taxes are provided for the tax effects of certain transactions reported in the consolidated financial statements. Income taxes consist of taxes currently due plus deferred taxes related primarily to temporary differences between the financial reporting and income tax basis of the allowance for loan losses, premises and equipment, certain state tax credits, and deferred loan origination costs. The deferred tax assets and liabilities represent the future tax return consequences of the temporary differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Tax Act was signed into law in December 2017 which reduced the corporate federal statutory tax rate from 34% to 21%. U.S. GAAP requires the impact of the Tax Act to be accounted for in the period of enactment. As such, Seneca Financial Corp. was required to write down the value of its net deferred tax asset by $546,000 to $3.3 million as of December 31, 2017 to reflect the reduction in the corporate tax rate for future periods.
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
Pension Plans.   Seneca Savings sponsors a qualified defined benefit pension plan. The qualified defined benefit pension plan is funded with trust assets invested in a diversified portfolio of debt and equity securities. Accounting for pensions involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, we make extensive use of assumptions about inflation, investment returns, mortality, turnover, and discount rates. We have established a process by which management reviews and selects these assumptions annually. Among other factors, changes in interest rates, investment return and the market value of plan assets can (i) affect the level of plan funding; (ii) cause volatility in the net periodic pension cost; and (iii) increase our future contribution requirements. A significant decrease in investment returns or the market value of plan assets or a significant decrease in interest rates could increase our net periodic pension costs and adversely affect our results of operations. A significant increase in our contribution requirements with respect to our qualified defined benefit pension plan could have an adverse impact on our cash flow. Changes in the key actuarial plan assumptions would impact net periodic benefit expense and the projected benefit obligation for our defined benefit pension plan. See Note 10 to the Audited Consolidated Financial Statements, “Employee Benefit Plans,” for information on this plan and the assumptions used.

Average balances and yields.   The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.
	For the Year Ended December 31,
	2018			2017
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(In Thousands)
Interest-earning assets:
Loans(1)	$148,129	$6,889	4.65%	$138,185	$6,284	4.55%
Available-for-sale securities	26,453	611	2.31%	21,453	407	1.90%
FHLB Stock	2,600	168	6.46%	2,126	116	5.46%
Other interest-earning assets	1,899	34	1.79%	1,687	21	1.24%
Total interest-earning assets	179,081	$7,702	4.30%	163,451	$6,828	4.18%
Noninterest-earning assets	6,986			7,258
Total assets	$186,067			$170,709
Interest-bearing liabilities:
NOW accounts	$13,892	$24	0.17%	$11,944	$18	0.15%
Regular savings and demand club accounts	21,417	15	0.07%	22,888	14	0.06%
Money market accounts	13,554	76	0.56%	13,822	78	0.56%
Certificates of deposit and retirement accounts	73,034	1,149	1.57%	69,553	876	1.26%
Total interest-bearing deposits	121,897	1,264	1.04%	118,207	986	0.83%
FHLB Borrowings	30,112	654	2.17%	24,045	451	1.88%
Total interest-bearing liabilities	152,009	$1,918	1.26%	142,252	$1,437	1.01%
Noninterest-bearing deposits	13,269			15,228
Other non-interest bearing liabilities	2,569			559
Total liabilities	167,847			158,039
Stockholders’ equity	18,220			12,670
Total liabilities and stockholders’ equity	$186,067			$170,709
Net interest income		$5,784			$5,391
Net interest rate spread(2)			3.04%			3.17%
Net interest-earning assets(3)	$27,072			$21,199
Net interest margin(4)			3.23%			3.30%
Average interest-earning assets to average interest-bearing liabilities	118%			115%

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
	Year Ended December 31, 2018 vs. 2017
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans(1)	$452	$153	$605
Available-for-sale securities	95	109	204
FHLB Stock	26	26	52
Other interest-earning assets	3	10	13
Total interest-earning assets	$576	$298	$874
Interest-bearing liabilities:
NOW accounts	$—	$6	$6
Regular savings and demand club accounts	—	1	1
Money market accounts	—	(2)	(2)
Certificates of deposit and retirement accounts	2	271	273
Total deposits	2	276	278
FHLB Borrowings	50	153	203
Total interest-bearing liabilities	52	429	481
Change in net interest income	$524	$(131)	$393

(1)
Includes loans held for sale.

Comparison of Financial Condition at December 31, 2018 and December 31, 2017
Total assets increased $19.1 million, or 10.9%, to $195.3 million at December 31, 2018 from $176.2 million at December 31, 2017. The increase in assets was due to increases in loans and securities available-for-sale.
Loans, net increased $13.5 million, or 9.6%, to $154.7 million at December 31, 2018 from $141.2 million at December 31, 2017, reflecting increases in residential and commercial loans. One- to four-family residential real estate mortgage loans increased $6.9 million, or 7.2%, to $102.6 million at December 31, 2018 from $95.7 million at December 31, 2017. Commercial real estate loans increased $1.7 million, or 8.0%, to $23.4 million at December 31, 2018 from $21.7 million at December 31, 2017. Commercial and industrial loans increased $5.8 million, or 70.0%, to $14.1 million at December 31, 2018 from $8.3 million at December 31, 2017. Throughout the year of 2018, we increased our portfolio of commercial loans to increase earnings and to continue to manage interest rate risk. The Bank purchased through an unrelated third party, sixteen commercial and industrial loans totaling $2.5 million outside our market area in the first quarter of 2018. The weighted average yield of the loans is 4.92% with a maturity of 5 years or less.
Securities available-for-sale increased by $4.4 million, or 19.7%, to $26.7 million at December 31, 2018 from $22.1 million at December 31, 2017. The increase was primarily due to the purchase of securities of $7.0 million, partially offset by principal repayments of  $2.4 million. The growth in securities was to conform to our policy of 10% of securities to total assets and to take advantage of higher yielding securities in a rising interest rate environment. A portion of our securities portfolio is used to collateralize FHLB advances.
Total deposits increased $14.4 million, or 11.1%, to $144.0 million at December 31, 2018 from $129.6 million at December 31, 2017. The increase was primarily due to an increase in certificates of deposit, which increased $8.3 million, or 11.7%, to $79.2 million at December 31, 2018 from $70.9 million at December 31, 2017. This increase was primarily due to a special certificate of deposit rate promotion during the first quarter of 2018 and the increase of   $2.2 million in CDARS deposits at December 31, 2018 compared to December 31, 2017. Additionally, we experienced an increase in NOW accounts of  $2.0 million, or 15.5%, to $14.9 million at December 31, 2018 from $12.9 million at December 31, 2017. The increase in NOW accounts was primarily due to the addition of new commercial deposit accounts and increased marketing efforts to increase transaction accounts in our primary market area. We are offering new products and services to attract new commercial checking accounts in 2019. Business online internet banking, ACH origination and wire services, remote deposit capture, mobility business services, check free small business bill payment and delivery and mobile source capture are products targeting the growth of our business deposit accounts. Additionally, we have approval from the state of New York to open a branch in Bridgeport through the Banking Development District Program. The program helps to give incentives for banks to open branches in communities with underserved banking resources. The Bridgeport branch will allow us to market our deposit products in Madison county and is tentatively scheduled to be open in the later part of 2019.
Total borrowings from the FHLB of New York increased $3.9 million, or 15.9%, to $28.4 million at December 31, 2018 from $24.5 million at December 31, 2017 to fund loan growth.
Total stockholders’ equity increased $1.0 million, or 5.4%, to $19.4 million at December 31, 2018 from $18.4 million at December 31, 2017. The increase was due to the combined effect of our net income of   $850,000, and an increase in accumulated other comprehensive loss of  $136,000.
Comparison of Operating Results for the Years Ended December 31, 2018 and 2017
General.   Net income increased $326,000, or 62.2%, to $850,000 for the year ended December 31, 2018, compared to $524,000 for the year ended December 31, 2017. The increase was due to an increase in net interest income and decreases in the provision for loan losses and the provision for income tax, partially offset by an increase in non-interest expense and a decrease in non-interest income.
Interest Income.   Interest income increased $874,000, or 12.8%, to $7.7 million for the year ended December 31, 2018 from $6.8 million for the year ended December 31, 2017. Our average balance of interest-earning assets increased $15.6 million, or 9.5%, to $179.1 million for the year ended December 31, 2018 from $163.5 million for the year ended December 31, 2017 due primarily to the increase in the average balance of loans. Our average yield of interest-earning assets increased twelve basis points to 4.30% for the year ended December 31, 2018 from 4.18% for the year ended December 31, 2017.
Interest income on loans increased $605,000, or 9.6%, to $6.9 million for the year ended December 31, 2018 from $6.3 million for the year ended December 31, 2017 due primarily to the increase in the average balance of loans. Our average balance of loans increased $9.9 million, or 7.2%, to $148.1 million for the year ended December 31, 2018 from $138.2 million for the year ended December 31, 2017. The increase in the average balance of loans resulted from our continued emphasis on growing our one- to four-family residential real estate portfolio and our recent increased focus on commercial lending. Our average yield on loans increased by ten basis points to 4.65% for the year ended December 31, 2018 from 4.55% for the year ended December 31, 2017, as higher-yielding loans have been originated during the year as well as an increase in yield on our adjustable rate loans. Additionally the Bank purchased thru an unrelated third party, sixteen commercial and industrial loan totaling $2.5 million outside our market area in the first quarter of 2018. The weighted average yield of the loans is 4.92% with a maturity of 5 years or less.
Interest income on securities increased $256,000, or 48.9%, to $779,000 for the year ended December 31, 2018 from $523,000 for the year ended December 31, 2017. The average balance of available-for-sale securities increased $5.0 million, or 23.3%, to $26.5 million in 2018 from $21.5 million in 2017 due to securities purchases. The average yield we earned on available-for-sale securities increased by 41 basis points to 2.31% for the year ended December 31, 2018 from 1.90% for the year ended December 31, 2017 as yields on available-for- sale securities increased with new purchases at higher yields and increases in yield on our adjustable rate securities in our portfolio as a result of the rising interest rate environment.
Interest Expense.   Interest expense increased $481,000, or 33.5%, to $1.9 million for the year ended December 31, 2018 from $1.4 million for the year ended December 31, 2017, due to increases in interest expense on deposits of   $278,000 and $203,000 in interest expense on borrowings. Our average balance of interest-bearing liabilities increased $9.8 million, or 6.9%, to $152.0 million for the year ended December 31, 2018 from $142.3 million for the year ended December 31, 2017 due primarily to increases in the average balances of certificates of deposit and FHLB of New York borrowings. Our average rate on interest-bearing liabilities increased 25 basis points to 1.26% for the year ended December 31, 2018 from 1.01% for the year ended December 31, 2017 as a result of increases in the average rates on certificates of deposit and FHLB of New York borrowings.
Interest expense on deposits increased $278,000, or 28.2%, to $1.3 million for 2018 from $986,000 for 2017 due to increases in the average rate paid on deposits and the average balance of deposits. The average rate paid on deposits increased to 1.04% for 2018 from 0.83% for 2017, primarily reflecting higher rates paid on promotional certificates of deposit and CDARS certificates of deposit. The average rate of certificates of deposit increased by 31 basis points to 1.57% in 2018 from 1.26% in 2017. In addition, the average balance of certificates of deposit increased by $3.4 million to $73.0 million in 2018 from $69.6 million in 2017, which reflected the majority of the growth in the average balance of deposits.
Interest expense on borrowings increased $203,000, or 45.0%, to $654,000 for the year ended December 31, 2018 from $451,000 for the year ended December 31, 2017. The increase in interest expense on borrowings reflected a $6.1 million increase in our average balance of borrowings with the FHLB of New York to $30.1 million for 2018 from $24.0 million for 2017, and an increase in the average rate of these borrowings to 2.17% in 2018 from 1.88% in 2017. The average balance on borrowings with the FHLB of New York increased in 2018 as compared to 2017 due to increased borrowings throughout the year to fund loan growth. The average rate on borrowings increased due to extending the FHLB of New York borrowing terms in order to manage interest rate risk in a rising rate environment.
Net Interest Income.   Net interest income increased $393,000, or 7.3%, to $5.8 million for the year ended December 31, 2018 from $5.4 million for the year ended December 31, 2017, primarily as a result of the greater growth in the average balance of our interest-earning assets as compared to our interest-bearing liabilities and the purchase of higher yielding securities. Our net interest-earning assets increased 27.4% to $27.1 million for the year ended December 31, 2018, from $21.0 million for the year ended December 31, 2017, due to the increase in the average balance of loans and securities. Our net interest rate spread decreased by 13 basis points to 3.04% for the year ended December 31, 2018 from 3.17% for the year ended December 31, 2017, and our net interest margin decreased by seven basis points to 3.23% for the year ended December 31, 2018 from 3.30% for the year ended December 31, 2017 as the percentage increase of interest expense on interest bearing liabilities outpaced the percentage increase of interest income on interest earning assets.
Provision for Loan Losses.   We establish a provision for loan losses which is charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses inherent in the loan portfolio that are both probable and reasonably estimable at the consolidated balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan, and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance.
Based on our evaluation of the above factors, we recorded a $10,000 provision to the allowance for loan losses for the year ended December 31, 2018 compared to a $180,000 provision for loan losses for the year ended December 31, 2017. The decrease in the provision for 2018 was the result of decreased net charge-offs. Net charge-offs decreased to $17,000 in 2018 as compared to $125,000 in 2017. The allowance for loan losses was $1.2 million, or 0.79% of net loans outstanding at December 31, 2018 as compared to 0.87% of net loans outstanding at December 31, 2017.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2018 and December 31, 2017. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.
Non-Interest Income.   Non-interest income decreased $29,000, or 4.6%, to $597,000 for the year ended December 31, 2018 from $626,000 for the year ended December 31, 2017. The decrease was primarily due to reduced income of  $113,000 from sales of one-to four family mortgage loans during the year ended December 31, 2018 as compared to the prior year. The decline in income on the sale of one-to four family mortgages was because less loans were originated in 2018. Contributing to the decline in non-interest income was a decrease in gain on sales of securities of   $2,000 and a decrease in gain on foreclosed real-estate of  $8,000. Partially offsetting the decrease in non-interest income was an increase in servicing fees of   $24,000 due to reoccurring income from the servicing of mortgages, checking, and savings accounts. The increase in financial services income of  $45,000 was due to an increase in assets under management and an increase in commission on annuity sales. Our service fees increased in 2018, due to an increase in our mortgage servicing portfolio, and the growth of our deposits. We sell and service approximately 40% of the mortgages we originate to mitigate interest rate risk and to increase other non-interest income. During the year 2017, we disposed of obsolete passbook printers with underappreciated values that were recorded as a loss.
Non-Interest Expense.   Non-interest expense increased by $291,000, or 5.8%, to $5.3 million for the year ended December 31, 2018 as compared to $5.0 million for the year ended December 31, 2017. The increase was due primarily to an increase in compensation and employee benefits expense of  $354,000, an increase in core processing of  $134,000, an increase in premises and equipment of  $63,000, an increase in advertising expense of   $34,000, and an increase in other expenses of  $121,000. Partially offsetting the increase in non-interest expense was a decrease in professional fees of  $112,000, a decrease in postage and office supplies of  $14,000, a decrease in FDIC insurance of  $91,000 and a decrease in NYS mortgage recording tax of  $198,000. The increase in compensation and employee benefits expense was due to the hiring of two commercial lenders as well as an increase in health insurance and other employee benefits. Core processing increased as we outsourced our call center to our core processor and added new products and services. Premises and equipment increased as we updated and modernized our offices and equipment. Advertising expense increased due to printed advertising campaigns in our local market and an increased focus of advertising on social media. Other expenses increased due to fees related to Securities and Exchange Commission quarterly filings as well as printing fees for the annual report on Form 10-K. Additionally, other expense increased due to greater Deluxe check printing expense as we grew our transactional accounts as well as Visa debit card chargeback losses. Professional fees decreased due to the elimination of audit and accounting fees related to the preparation for our public offering in 2017, as well as a decrease in postage and office supplies. FDIC insurance expense decreased due to our additional capital raised in the prior year. Mortgage recording tax decreased due to tax refunds for the year 2016 and 2015 received in 2018 from NYS Department of Taxation.
Income Tax Expense.   We incurred income tax expense of  $181,000 and $264,000 for the years ended December 31, 2018 and 2017, respectively, resulting in effective rates of 17.56% and 33.50%, respectively. The decrease in income tax expense resulted from the reduction in the corporate tax rate as provided for in the Tax Act for future periods. The Tax Act was signed into law in December 2017 which reduced the corporate federal statutory tax rate from 34.0% to 21.0%.
Liquidity and Capital Resources
Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from calls, maturities and sales of securities. We also are able to borrow from the FHLB of New York. At December 31, 2018, we had a $80.1 million line of credit with the FHLB of New York and $2.5 million line of credit with Zions Bank. At December 31, 2018, we had outstanding borrowings of   $28.4 million from the FHLB of New York. We have not borrowed against the line of credit with Zions Bank during the years ended December 31, 2018, and 2017.
The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2018.
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which includes cash and due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2018, cash and due from banks totaled $3.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, had a total market value of $26.2 million at December 31, 2018.
We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of December 31, 2018, totaled $54.7 million, or 38.0%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
We have obtained an irrevocable letter of credit with the Federal Home Loan Bank of New York to collateralize New York state deposits for the New York, Banking Development District program. The Banking Development District program through incentives encourages banks to open branches in communities that are underserved in banking services. The program has approved our new location in Bridgeport, located in Madison county. New York State will deposit a below market rate, certificate of deposit in the new location after the branch is completed. The Bank will in turn make loans to small businesses located in the market area with the proceeds. We expect the completion of the branch late in the year 2019.
At December 31, 2018, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at December 31, 2018 and at December 31, 2017. Management is not aware of any conditions or events since the most recent notification that would change our category. See Note 13 to our consolidated financial statements for more information.
Off-Balance Sheet Arrangements and Contractual Obligations
Commitments.   As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2018, we had outstanding commitments to originate loans of  $2.7 million. We anticipate that we will have sufficient funds available to meet our current lending commitments.
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
ITEM 8.
Financial Statements and Supplementary Data

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Financial Statements
For the Years Ended December 31, 2018 and 2017

SENECA FINANCIAL CORP. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Seneca Financial Corp.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Seneca Financial Corp. (the Company) as of December 31, 2018 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of their operations and their cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.
We have served as the Company’s auditor since 2018.
/s/ Bonadio & Co., LLP
Syracuse, New York
April 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the board of directors of Seneca Financial Corp. and Subsidiaries:
Opinion on the Financial Statements
We have audited the accompanying consolidated statement of financial condition of Seneca Financial Corp. and Subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows, for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Baker Tilly Virchow Krause, LLP
We served as the Company’s auditor from 2016 to 2018
Pittsburgh, Pennsylvania
April 2, 2018

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)
	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$3,470	$4,375
Securities, available-for-sale	26,174	22,097
Loans, net of allowance for loan losses of $1,234 and $1,241	154,650	141,150
Federal Home Loan Bank of New York stock, at cost	2,622	2,340
Accrued interest receivable	771	666
Premises and equipment, net	3,445	2,626
Bank owned life insurance	2,438	2,381
Pension asset	1,250	—
Other assets	487	539
Total assets	$195,307	$176,174
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$13,201	$11,357
Interest bearing	130,774	118,239
Total Deposits	143,975	129,596
Federal Home Loan Bank advances	28,350	24,500
Advances from borrowers for taxes and insurance	2,127	1,957
Pension liability	—	55
Other liabilities	1,444	1,664
Total liabilities	175,896	157,772
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized and unissued	—	—
Common stock, $.01 par value, 19,000,000 shares authorized, 1,978,923 shares issued and outstanding at December 31, 2018 and 2017	9	9
Additional paid-in capital	7,846	7,846
Retained earnings	15,487	14,637
Unearned ESOP shares, at cost	(747)	(770)
Accumulated other comprehensive loss	(3,184)	(3,320)
Total stockholders’ equity	19,411	18,402
Total liabilities and stockholders’ equity	$195,307	$176,174

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except for share data)
	Years Ended December 31,
	2018	2017
INTEREST INCOME
Loans, including fees	$6,889	$6,284
Securities	779	523
Other	34	21
Total interest income	7,702	6,828
INTEREST EXPENSE
Deposits	1,264	986
Advances and borrowings	654	451
Total interest expense	1,918	1,437
Net interest income	5,784	5,391
PROVISION FOR LOAN LOSSES	10	180
Net interest income after provision for loan losses	5,774	5,211
NON-INTEREST INCOME
Service fees	132	108
Income from financial services	193	148
Fee income	183	159
Earnings on bank-owned life insurance	56	61
Net gains on sale of residential mortgage loans	30	143
Net gains on sales of available-for-sale securities	—	2
Net (loss) on sale of fixed assets	—	(4)
Gain on sale of foreclosed real estate	—	8
Other	3	1
Total non-interest income	597	626
NON-INTEREST EXPENSE
Compensation and employee benefits	3,009	2,655
Core processing	798	664
Premises and equipment	483	420
Professional fees	295	407
Postage & office supplies	118	132
FDIC premiums	37	128
Advertising	191	157
Mortgage recording tax	(120)	78
Director fees	131	126
Other	398	282
Total non-interest expenses	5,340	5,049
Income before provision for income taxes	1,031	788
PROVISION FOR INCOME TAXES	181	264
Net income	$850	$524
Net income per common shares – basic	$0.45	$0.28
Weighted average number of common shares outstanding – basic	1,904,516	1,901,356
The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
	Years Ended December 31,
	2018	2017
NET INCOME	$850	$524
OTHER COMPREHENSIVE INCOME, BEFORE TAX
Available-for-sale securities:
Unrealized holding (losses) gains arising during period	(290)	155
Less reclassification adjustment for net gains included in net income	—	(2)
Net unrealized (losses) gains on available-for-sale securities	(290)	153
Defined benefit pension plan:
Net gains (losses) arising during the period	253	(335)
Less reclassification of amortization of net losses recognized in net pension expense	209	203
Net changes in defined benefit pension plan	462	(132)
OTHER COMPREHENSIVE INCOME, BEFORE TAX	172	21
Tax effect	36	8
OTHER COMPREHENSIVE INCOME, NET OF TAX	136	13
TOTAL COMPREHENSIVE INCOME	$986	$537

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(Dollars in thousands)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total Equity
BALANCE, JANUARY 1, 2017	$—	$—	$13,567	$—	$(2,787)	$10,780
Proceeds from issuance of common stock net of $1.2 million in offering costs	9	7,846	—	—	—	7,855
Net income	—	—	524	—	—	524
Purchase of 77,754 of ESOP shares	—	—	—	(776)	—	(776)
Other comprehensive income	—	—	—	—	13	13
Reclassification adjustment – tax rate change(1)	—	—	546	—	(546)	—
ESOP shares committed to be released (581 shares)	—	—	—	6	—	6
BALANCE, DECEMBER 31, 2017	$9	$7,846	$14,637	$(770)	$(3,320)	$18,402
Net income	—	—	850	—	—	850
Other comprehensive income	—	—	—	—	136	136
ESOP shares committed to be released (2,586 shares)	—	—	—	23	—	23
BALANCE, DECEMBER 31, 2018	$9	$7,846	$15,487	$(747)	$(3,184)	$19,411

(1)
The Company adopted ASU 2018-02. See Note 2 for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Year Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$850	$524
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	199	175
Provision for loan losses	10	180
Net amortization of premiums and discounts on securities	254	266
Gain on sale of residential mortgage loans	(30)	(143)
Proceeds from sale of residential mortgage loans	4,912	10,968
Loans originated and sold	(4,882)	(9,901)
Gain on sale of foreclosed assets	—	(8)
Loss on sale of premises and equipment	—	4
Gain on sale of available-for-sale securities	—	(2)
Amortization of deferred loan fees	89	20
ESOP compensation expense	23	6
Earnings on investment in bank owned life insurance	(56)	(61)
Increase in accrued interest receivable	(105)	(36)
Increase (Decrease) in other assets	52	(385)
(Decrease) in pension liability	(55)	(194)
(Increase) in pension asset	(824)	—
(Decrease) increase in other liabilities	(220)	832
Net cash flow (used in) provided by operating activities	217	2,245
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Activity in securities available-for-sale
Proceeds from calls and maturities	—	825
Proceeds from sales	—	2,345
Principal repayments	2,422	2,170
Purchases	(7,043)	(8,098)
Purchase of Federal Home Loan Bank of New York stock	(1,479)	(1,246)
Redemption of Federal Home Loan Bank of New York stock	1,197	996
Purchase of bank owned life insurance	—	(180)
Loan originations and principal collections, net	(13,600)	(9,695)
Proceeds from sales of foreclosed assets	—	424
Purchases or premises and equipment	(1,018)	(756)
Proceeds from sale of premises and equipment	—	1
Net cash flow used in investing activities	(19,521)	(13,214)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	14,379	10,054
Increase (decrease) in advances from borrowers for taxes and insurance	170	(51)
Net proceeds from stock offering	—	7,855
Purchase of ESOP shares	—	(776)
Repayments on long-term FHLB advances	(2,100)	(8,500)
Proceeds from long-term FHLB advances	2,350	9,000
Increase (decrease) in short-term FHLB advances	3,600	(4,000)
Net cash flow provided by financing activities	18,399	13,582
Net change in cash and cash equivalents	(905)	2,613
CASH AND CASH EQUIVALENTS – beginning of year	4,375	1,762
CASH AND CASH EQUIVALENTS – end of year	$3,470	$4,375
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and borrowed funds	$1,918	$1,402
Income taxes	$30	$5
Transfer of loans to other real estate owned	$—	$451
The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017
1. THE ORGANIZATION
Seneca Financial Corp. (the “Company”) is a federally chartered mid-tier stock holding company and was formed in connection with the conversion of Seneca Federal Savings and Loan Association (the “Bank”) into the mutual holding company form of organization in October 2017, and it is a subsidiary of Seneca Financial MHC (the “Mutual Holding Company”), a federally chartered mutual holding company. The Mutual Holding Company owns 1,068,618 shares, or 54.0%, of the Company’s issued stock at the time of the reorganization. In connection with the reorganization, Seneca Financial Corp. sold 910,305 shares of common stock to the public at $10.00 per share, representing 46% of its outstanding shares of common stock at the time of the reorganization. The Mutual Holding Company activity is not included in the accompanying consolidated financial statements. Seneca Savings, formerly known as Seneca Federal Savings and Loan Association, is a wholly owned subsidiary of the Company. The same directors and officers, who manage the Bank, also manage the Company and the Mutual Holding Company.
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
Comprehensive Income (Loss)
Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and our defined benefit program, are reported as a separate component of the equity section of the consolidated statements of financial condition, such items, along with net income, are components of comprehensive income (loss).
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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

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
Loans Held for Sale
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or market in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan in the consolidated statements of income. We had no loans held for sale at December 31, 2018 and 2017.
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
•
Lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

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
An allowance for loan loss is established for an impaired loan if it’s carrying value exceeds its estimated fair value. The estimated fair values of substantially all the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.
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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

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
The allowance estimation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors, and value of the collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise on all loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. See Note 4 for a description of these regulatory classifications.
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
Foreclosed Real Estate
Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less estimated selling costs at the date of foreclosure establishing a new cost basis. Any write-downs based on the asset’s fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, property held for sale is carried at the lower of the new cost basis or fair value less any costs to sell. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to earnings, if necessary, to reduce the carrying value of the property to the lower of its cost or fair

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

value less cost to sell. The Company did not have foreclosed real estate at December 31, 2018 and December 31, 2017. The Company had residential real estate loans in the process of foreclosure of   $444,000 and $257,000 at December 31, 2018 and 2017, respectively.
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
The Company’s Federal and New York State tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the authorities for 2015, 2016 and 2017 as prescribed by applicable statute. No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.
Advertising
The Company charges the costs associated with advertising to expense as incurred. Advertising expenses charged to operations for the years ended December 31, 2018 and 2017 was $191,000 and $157,000, respectively.
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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Revenue Recognition
The Company recognizes revenue in the consolidated statements of income as it is earned and when collectability is reasonably assured. The primary source of revenue is interest income from interest earning assets, which is recognized on the accrual basis of accounting using the effective interest method. The recognition of revenues from interest earning assets is based upon formulas from underlying loan agreements, securities contracts, or other similar contracts. Non-interest income is recognized on the accrual basis of accounting as services are provided or as transactions occur. Non-interest income includes earnings on bank-owned life insurance, fees from brokerage and advisory service, deposit accounts, merchant services, ATM and debit card fees, mortgage banking activities, and other miscellaneous services and transactions. See Note 15 for more informaiton regarding the Company’s non-interest income.
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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

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
Federal Home Loan Bank of New York Letter (FHLBNY) of Credit (LOC)
The Bank has secured a LOC from the FHLBNY to collateralize New York state deposits related to the Banking Development District Program. The program helps to give incentives for banks to open branches in communities with underserved banking resources. The Bridgeport branch will allow us to market our deposit products in Madison county and is tentatively scheduled to be open in the later part of 2019. The LOC is collateralized by one-to four- mortgage loans pledged to the FHLBNY.
Earnings per Common Share
Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. The Company has a simple capital structure as it has not granted any restricted stock awards or stock options and, during the year ended December 31, 2018, had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.
Reclassifications
Certain amounts in the 2017 consolidated financial statements have been reclassified to conform with the 2018 presentation format. These classifications are immaterial and had no effect on net income or stockholders’ equity for the periods presented herein.
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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which establishes a comprehensive revenue recognition standard for virtually all industries under GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. ASU 2014-09 specifies that an entity shall recognize revenue when, or as, the entity satisfies a performance obligation by transferring a promised good or service (i.e. an asset) to a customer. An asset is transferred when, or as, the customer obtains control of the asset. Entities are required to disclose qualitative and quantitative information on the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. The guidance allows an entity to apply the new standard either retrospectively or through a cumulative effect adjustment as of January 1, 2018. This guidance does not apply to revenue associated with financial instruments, including loans, securities, and derivatives that are accounted for under other GAAP guidance. For that reason, we do not expect it to have a material impact on our consolidated results of operations for elements of the statement of income associated with financial instruments, including securities gains, interest income and interest expense. The Company does believe the new standard will result in new disclosure requirements. Based on the Company’s evaluation under the current guidance, management estimates that substantially all of the Company’s interest income and non-interest income will not be impacted by the adoption of ASU 2014-09 because either the revenue from those contracts with customers is covered by other guidance in GAAP or the revenue recognition outcomes anticipated with the adoption of ASU 2014-09 will likely be similar to the Company’s current revenue recognition practices. The Company evaluated certain noninterest revenue streams, including,

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

deposit related fees, service and interchange fees, and Financial Quest income to determine the potential impact of the guidance on the Company’s consolidated financial statements. The Company has included additional financial statement disclosures of non-interest income revenue streams and associated internal controls to be implemented, after reviewing our business processes, systems and controls. See Note 15 for more information regarding the Company’s Non-Interest Income.
In May 2018, the FASB issued ASU No. 2018-06, Codification Improvements to Topic 942, Financial Services — Depository and Lending. This update superseded outdated guidance related to the Office of the Comptroller of the Currency’s Banking Circular 202, Accounting for Net Deferred Tax Charges. The Company does not expect the new guidance to have a material impact on the consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based payment awards will be measured at the grant-date fair value of the equity instruments that an entity is obligated to issue when the service has been rendered, subject to the probability of satisfying performance conditions when applicable. For public entities, this update is effective for fiscal years beginning after December 15, 2018. The Company does not expect the new guidance to have a material impact on the consolidated financial statements.
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
In August 2018, the FASB has issued Accounting Standards Update (ASU) No. 2018-15, Intangibles —Goodwill and Other — Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, a

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

consensus of the FASB Emerging Issues Task Force, which amends the FASB Accounting Standards Codification (ASC) to provide guidance on accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. In April 2015, the FASB issued ASU No. 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provided guidance to customers concerning whether a cloud computing arrangement (e.g., software, platform, or infrastructure offered as a service) includes a software license. Pursuant to that guidance, (1) if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for in a manner consistent with the acquisition of other software licenses, or (2) if the arrangement does not include a software license, then the arrangement should be accounted for as a service contract, with the fees associated with the hosting element (service) of the arrangement expensed as they are incurred.
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
In October 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which adds the SOFR OIS as a benchmark rate that businesses can use to designate hedges of interest rate risk. This update adds to U.S. GAAP a new interest rate from the market for U.S. Treasury repurchase contracts to the list of accepted benchmark rates for hedge accounting. The SOFR is calculated by the Fed based on the interest rates banks charge one another in the overnight market for loans they make to one another, typically called repurchase agreements. In introducing the new rate, the Fed said that because it is based on transactions in the open market, it is more reflective of market conditions than LIBOR, which relies more on judgment. Adding the SOFR OIS as an acceptable hedge accounting benchmark for U.S. GAAP is considered a critical step in helping it gain more acceptance in the market. FASB ASC 815 provides guidance on the risks associated with financial assets or liabilities that are allowed to be hedged. Among those risks is the risk of changes in fair values or cash flows of existing or forecasted issuances or purchases of fixed-rate financial assets or liabilities attributable to a designated benchmark interest rate. U.S. GAAP considers a benchmark rate as a rate that is widely recognized, commonly referenced, and quoted in an active financial market. FASB ASC 815 lists three rates as benchmarks: the rate on direct Treasury obligations of the U.S. government, the Fed Funds Effective Swap Rate (Overnight Index Swap Rate), and the LIBOR swap rate. In 2017, the FASB added a fourth rate, the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate when it published ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which made several other changes to simplify hedge

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

accounting and expand its use. The FASB wants businesses and organizations to adopt the amendments in ASU No. 2018-16 at the same time they adopt the changes in ASU No. 2017-12. For public companies that have adopted ASU No. 2017-12, the new amendments are effective for fiscal years beginning after December 15, 2018 and interim periods.
3. Securities
The amortized cost and fair values of securities, with gross unrealized gains and losses are as follows:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available-for-sale securities:
December 31, 2018:
Municipal securities	$9,850	$10	$(181)	$9,679
Mortgage-backed securities and collateralized mortgage obligations	11,022	—	(243)	10,779
Corporate securities	5,853	—	(137)	5,716
	$26,725	$10	$(561)	$26,174
December 31, 2017:
Municipal securities	$9,157	$9	$(128)	$9,038
Mortgage-backed securities and collateralized mortgage obligations	10,378	7	(169)	10,216
Corporate securities	2,823	20	—	2,843
	$22,358	$36	$(297)	$22,097

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
Investment securities with carrying amounts of  $9.8 million and $9.2 million were pledged to secure deposits and for other purposes required or permitted by law for the years ended December 31, 2018 and 2017, respectively.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

3. Securities — (Continued)

The amortized cost and fair value of debt securities based on the contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.
	December 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$500	$501	$—	$—
Due after one year through five years	3,372	3,313	783	783
Due after five years through ten years	7,481	7,357	6,523	6,512
Due after ten years	4,350	4,224	4,674	4,586
Mortgage-backed securities and collateralized mortgage obligations	11,022	10,779	10,378	10,216
	$26,725	$26,174	$22,358	$22,097

During the year ended December 31, 2018, the Company did not sell available-for-sale securities. During the year ended December 31, 2017, the Company sold available-for-sale securities with gross realized gains of  $6,000 and gross realized losses of  $4,000.
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
Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position follows:
	Less than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
December 31, 2018:
Municipal securities	$(7)	$1,786	$(174)	$6,636
Mortgage-backed securities and collateralized mortgage obligations	(19)	3,249	(224)	7,530
Corporate Securities	(137)	5,716	—	—
	$(163)	$10,751	$(398)	$14,166
December 31, 2017:
Municipal securities	$(22)	$3,335	$(106)	$4,545
Mortgage-backed securities and collateralized mortgage obligations	(68)	6,282	(101)	3,420
	$(90)	$9,617	$(207)	$7,965

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For the years ended December 31, 2018 and 2017, the Company did not record an other-than-temporary impairment (OTTI) charge.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

3. Securities — (Continued)

At December 31, 2018, eleven collateralized mortgage obligations, three mortgage backed securities, and eighteen municipal securities were in a continuous loss position for more than twelve months. At December 2018, five municipal obligations, two collateralized mortgage obligations, three mortgage backed securities, and ten corporate securities were at a loss for less than one year.
At December 31, 2017, five collateralized mortgage obligations and twelve municipal securities were in a continuous loss position for more than twelve months. At December 31, 2017, nine municipal securities, three mortgage-backed securities and seven collateralized mortgage obligations were in a continuous loss position for less than twelve months.
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
4. LOANS
Net loans for the period December 31, 2018 and 2017 are as follows:
	December 31,
	2018	2017
	(Dollars in Thousands)
Mortgage loans on real estate:
One-to-four family first lien residential	$102,617	$95,697
Residential construction	3,500	5,978
Home equity loans and lines of credit	9,212	7,706
Commercial	23,409	21,673
Total mortgage loans on real estate	138,738	131,054
Commercial and industrial	14,134	8,312
Consumer loans	2,519	2,443
Total loans	155,391	141,809
Allowance for credit losses	(1,234)	(1,241)
Net deferred loan origination costs	493	582
Net loans	$154,650	$141,150

Residential real estate loans serviced for others by the Company totaled $27.3 million and $24.9 million at December 31, 2018 and 2017, respectively.
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
FOR THE years ended december 31, 2018 and 2017

4. LOANS — (Continued)

Risk Characteristics of Portfolio Segments
The risk characteristics within the loan portfolio vary depending on the loan segment. Consumer loans generally are repaid from personal sources of income. Risks associated with consumer loans primarily include general economic risks such as declines in the local economy creating higher rates of unemployment. Those conditions may also lead to a decline in collateral values should the Company be required to repossess the collateral securing consumer loans. These economic risks also impact the commercial loan segment, however commercial loans are considered to have greater risk than consumer loans as the primary source of repayment is from the cash flow of the business customer. Real estate loans, including residential mortgages, manufactured housing, commercial and home equity loans, comprise approximately and 90% and 92% of the portfolio at December 31, 2018 and 2017, respectively. Loans secured by real estate provide the best collateral protection and thus significantly reduce the inherent risk in the portfolio
Management has reviewed its loan portfolio and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages. The Company is not in the practice of originating these types of loans.
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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

4. LOANS — (Continued)

The following table presents the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings within the Company’s internal risk rating system as of December 31, 2018 and 2017:
	December 31, 2018
	Pass	Special Mention	Substandard	Loss	Total
	(Dollars in Thousands)
Mortgage loans on real estate:
One-to-four family first lien residential	$102,617	$—	$—	$—	$102,617
Residential construction	3,500	—	—	—	3,500
Home equity loans and lines of credit	9,212	—	—	—	9,212
Commercial	21,260	—	2,149	—	23,409
Total mortgage loans on real estate	136,589	—	2,149	—	138,738
Commercial and industrial	13,887	—	247		14,134
Consumer loans	2,519	—	—	—	2,519
Total loans	$152,995	$—	$2,396	$—	$155,391

	December 31, 2017
	Pass	Special Mention	Substandard	Loss	Total
	(Dollars in Thousands)
Mortgage loans on real estate:
One-to-four family first lien residential	$95,697	$—	$—	$—	$95,697
Residential construction	5,978	—	—	—	5,978
Home equity loans and lines of credit	7,706	—	—	—	7,706
Commercial	19,985	—	1,688	—	21,673
Total mortgage loans on real estate	129,366	—	1,688	—	131,054
Commercial and industrial	7,944	77	291	—	8,312
Consumer loans	2,443	—	—	—	2,443
Total loans	$139,753	$77	$1,979	$—	$141,809

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

4. LOANS — (Continued)

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date. An age analysis of past due loans, segregated by class of loans, are as follows:
	December 31, 2018
	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in Thousands)
Mortgage loans on real estate:
One-to-four family first lien residential	$1,331	$628	$670	$2,629	$99,988	$102,617
Residential construction	—	—	462	462	3,038	3,500
Home equity loans and lines of credit	—	—	—	—	9,212	9,212
Commercial	—	364	—	364	23,045	23,409
Total mortgage loans on real estate	1,331	992	1,132	3,455	135,283	138,738
Commercial and industrial	—	—	—	—	14,134	14,134
Consumer loans	3	—	13	16	2,503	2,519
Total loans	$1,334	$992	$1,145	$3,471	$151,920	$155,391

	December 31, 2017
	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in Thousands)
Mortgage loans on real estate:
One-to-four family first lien residential	$740	$121	$1,177	$2,038	$93,659	$95,697
Residential construction	—	—	—	—	5,978	5,978
Home equity loans and lines of credit	—	—	—	—	7,706	7,706
Commercial	247	—	—	247	21,426	21,673
Total mortgage loans on real estate	987	121	1,177	2,285	128,769	131,054
Commercial and industrial	—	—	—	—	8,312	8,312
Consumer loans	29	8	—	37	2,406	2,443
Total loans	$1,016	$129	$1,177	$2,322	$139,487	$141,809

At December 31, 2018 and 2017 there were no loans over 90 days that are still accruing. Nonaccrual loans, segregated by class of loan as of December 31, 2018 and 2017 are as follows:
	December 31,
	2018	2017
	(Dollars in Thousands)
Mortgage loans on real estate	$1,201	$1,177
Commercial and industrial loans	—	—
Consumer loans	13	—
Total nonaccrual loans	$1,214	$1,177

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

4. LOANS — (Continued)

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
The Company had no loans that had been modified as TDRs during the year ended December 31, 2018. During the year ended December 31, 2017, the Company modified two commercial mortgage loans valued at $1.0 million that are considered TDRs.. We modified the terms to interest only for a two-year period. These loans are paying according to their modified terms and are classified as substandard and impaired. The post-modification recorded investment balance was the same as the pre-modification recorded investment balance, as there were no charge-offs as a result of the restructuring. There has been no subsequent default on said restructure.
The following table summarizes impaired loans information by portfolio class:
	December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)
With an allowance recorded:
Mortgage loans on real estate	$780	$780	$38
	780	780	38
With no allowance recorded:
Mortgage loans on real estate	1,313	1,313	—
	1,313	1,313	—
Total	$2,093	$2,093	$38

	December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)
With an allowance recorded:
Mortgage loans on real estate	$318	$318	$7
	318	318	7
With no allowance recorded:
Mortgage loans on real estate	1,640	1,640	—
	1,640	1,640	—
Total	$1,958	$1,958	$7

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

4. LOANS — (Continued)

The following table presents the average recorded investment in impaired loans:
	December 31,
	2018	2017
	(Dollars in Thousands)
Mortgage loans on real estate	$2,026	$1,556
Commercial and industrial loans	—	177
Total	$2,026	$1,733

The following table presents interest income recognized on impaired loans for the years ended December 31, 2018 and 2017:
	December 31,
	2018	2017
	(Dollars in Thousands)
Mortgage loans on real estate	$38	$11
Commercial and industrial loans	—	47
Total	$38	$58

Changes in the allowance for loan losses for the years ended December 31, 2018 and 2017 are as follows:
	December 31, 2018
	Mortgage Loans on Real Estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$870	$116	$5	$250	$1,241
Charge-offs	—	(8)	(9)	—	(17)
Recoveries	—	—	—	—	—
Provision	63	24	21	(98)	10
Ending balance	$933	$132	$17	$152	$1,234
Ending balance: individually evaluated for impairment	38	—	—	—	38
Ending balance: collectively evaluated for impairment	895	132	17	152	1,196
Ending balance	$933	$132	$17	$152	$1,234
Loans receivable balance:
Ending balance: individually evaluated for impairment	2,093	—	—	—	2,093
Ending balance: collectively evaluated for impairment	136,645	14,134	2,519	—	153,298
Ending balance	$138,738	$14,134	$2,519	$—	$155,391

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

4. LOANS — (Continued)

	December 31, 2017
	Mortgage Loans on Real Estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$862	$180	$5	$123	$1,170
Charge-offs	(64)	(61)	—	—	(125)
Recoveries	13	3	—	—	16
Provision	59	(6)	—	127	180
Ending balance	$870	$116	$5	$250	$1,241
Ending balance: individually evaluated for impairment	7	—	—	—	7
Ending balance: collectively evaluated for impairment	863	116	5	250	1,234
Ending balance	$870	$116	$5	$250	$1,241
Loans receivable balance:
Ending balance: individually evaluated for impairment	1,958	—	—	—	1,958
Ending balance: collectively evaluated for impairment	129,096	8,312	2,443	—	139,851
Ending balance	$131,054	$8,312	$2,443	$—	$141,809

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
	December 31,
	2018	2017
	(Dollars in Thousands)
Balance, beginning of period	$367	$204
Payments	(10)	(39)
Proceeds	63	202
Balance, end of period	$420	$367

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

5. PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2018 and 2017 are summarized as follows:
	December 31,
	2018	2017
	(Dollars in Thousands)
Building and building improvements	$3,390	$3,386
Construction in progress	993	—
Furniture, fixture and equipment	1,491	1,470
	$5,874	$4,856
Accumulated depreciation	(2,429)	(2,230)
Total	$3,445	$2,626

Depreciation expense for the years ended December 31, 2018 and 2017 was $199,000 and $175,000, respectively.
6. DEPOSITS
The components of deposits for the years ended December 31, 2018 and 2017 consist of the following:
	December 31,
	2018	2017
	(Dollars in Thousands)
Demand deposit	$13,201	$11,357
NOW accounts	14,901	12,871
Regular savings and demand clubs	21,536	21,404
Money markets	15,134	13,099
Certificates of deposit and retirement accounts	79,203	70,865
	$143,975	$129,596

As of December 31, 2018, certificates of deposit and retirement accounts have scheduled maturities as follows (dollars in thousands):
2019	$54,686
2020	16,347
2021	6,850
2022	1,001
2023	319
Thereafter	—
$79,203

The aggregate amount of time deposits in denominations of   $250,000 or more were $14.4 million and $10.6 million at December 31, 2018 and 2017, respectively. Under the Dodd-Frank Act, deposit insurance per account owner is $250,000.
Interest expense on deposits for the years ended December 31, 2018 and 2017 are as follows:
	December 31,
	2018	2017
	(Dollars in Thousands)
NOW accounts	$24	$18
Regular savings and demand clubs	16	14
Money markets	77	78
Certificates of deposit and retirement accounts	1,147	876
	$1,264	$986

The aggregate amount of related party transactions is immaterial for the years ended December 31, 2018 and 2017.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

7. BORROWINGS
Advances from the Federal Home Loan Bank of New York (“FHLBNY”) reflect advances borrowed from the FHLBNY. The FHLBNY charges a substantial prepayment penalty for early payoff of an advance. The unamortized balances on advances at December 31, 2018 and 2017 are summarized as follows:
	December 31,
	2018	2017
	(Dollars in Thousands)
Term Advances:
Advanced March 2, 2011 – Due March 2, 2018 – bearing interest at 3.51% fixed rate	$—	$1,000
Advanced June 8, 2011 – Due June 8, 2018 – bearing interest at 2.87% fixed rate	—	1,000
Advanced December 29, 2014 – Due December 30, 2019 – bearing interest at 3.593% and 2.483% at December 31, 2018 and 2017, respectively adjustable rate	3,000	3,000
Advanced March 30, 2015 – Due April 1, 2019 – bearing interest at 1.64% fixed rate	4,000	4,000
Advanced September 28, 2015 – Due September 28, 2020 – bearing interest at 1.91% fixed rate	1,000	1,000
Advanced March 29, 2016 – Due March 29, 2021 – bearing interest at 1.81% fixed rate	2,000	2,000
Advanced December 9, 2016 – Due December 9, 2020 – bearing interest at 2.10% fixed rate	1,500	1,500
Advanced March 30, 2017 – Due March 30, 2022 – bearing interest at 2.33% fixed rate	3,000	3,000
Advanced June 29, 2017 – Due June 29, 2022 – bearing interest at 2.22% fixed rate	1,000	1,000
Advanced September 7, 2017 – Due September 7, 2018 – bearing interest at 1.54% fixed rate	—	100
Advanced September 7, 2017 – Due September 9, 2019 – bearing interest at 1.67% fixed rate	250	250
Advanced September 7, 2017 – Due September 7, 2022 – bearing interest at 2.03% fixed rate	1,650	1,650
Advanced December 21, 2017 – Due January 4, 2018 – bearing interest at 1.52% fixed rate	—	2,000
Advanced December 29, 2017 – Due December 30, 2019 – bearing interest at 2.25% fixed rate	2,000	2,000
Advanced December 29, 2017 – Due December 29, 2020 – bearing interest at 2.36% fixed rate	1,000	1,000
Advanced March 5, 2018 – Due March 5, 2021 – bearing interest at 2.74% fixed rate	1,250	—
Advanced September 26, 2018 – Due September 26, 2023 – bearing interest at 3.37% fixed rate	1,100	—
Advanced December 27, 2018 – Due January 3, 2019 – bearing interest at 2.63% fixed rate	5,600	—
Total	$28,350	$24,500

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

7. BORROWINGS — (Continued)

The contractual maturities and weighted average rates of advances from FHLBNY at December 31, 2018 are as follows (dollars in thousands):
2019	$14,850	2.49%
2020	3,500	2.12%
2021	3,250	2.17%
2022	5,650	2.22%
2023	1,100	3.37%
	$28,350	2.39%

The Company has access to FHLBNY advances, under which it can borrow at various terms and interest rates. Residential mortgage loans of  $70.3 million and $67.4 million at December 31, 2018 and 2017, respectively, and investment securities of  $9.8 million and $9.2 million, respectively, have been pledged by the Company under a blanket collateral agreement to secure the Company’s borrowings. The total outstanding indebtedness under borrowing facilities with the FHLBNY cannot exceed the total value of the assets pledged under the blanket collateral agreement. The Company has also pledged a $372,000, government agency bond to a local municipality collateralizing their deposits. The Company has a $2.5 million dollar line of credit with a correspondent bank that is available on an unsecured basis.
8. INCOME TAXES
Income tax expense for the years ended December 31 is summarized as follows (in thousands):
	December 31,
	2018	2017
	(Dollars in Thousands)
Current:
Federal	$8	$(79)
State	4	4
	12	(75)
Deferred:
Federal	169	339
State	—	—
	169	339
Total provision for income taxes	$181	$264

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
FOR THE years ended december 31, 2018 and 2017

8. INCOME TAXES — (Continued)

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
The components of the net deferred tax assets, included in other assets in the consolidated statements of financial condition, are as follows:
	December 31,
	2018	2017
	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$320	$475
Net operating loss carryforward	278	203
Charitable contributions	—	22
Nonaccrual interest	21	38
Net unrealized loss on securities available-for-sale	116	89
Other	67	74
Total deferred tax assets	802	901
Deferred tax liabilities:
Net retirement plans	(471)	(128)
Deferred loan fees	(94)	(162)
Depreciation	(115)	(219)
Other	—	(2)
Total deferred tax liabilities	(680)	(511)
Valuation allowance	(138)	(86)
Net deferred tax assets	$(16)	$304

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

8. INCOME TAXES — (Continued)

Items that give rise to differences between income tax expense included in the statements of income and taxes computed by applying the statutory federal tax at a rate of 21% for the periods below included the following:
	Years Ended December 31,
	2018	2017
	(Dollars in Thousands)
Computed at the statutory rate	$216	$268
Change in valuation allowance	35	(80)
State deferred taxes	(35)	80
Nontaxable interest and dividend	(37)	(48)
Income from bank owned life insurance	(12)	(21)
Deferred tax revaluation due to Tax Act		116
Other items	14	(51)
Income tax provision	$181	$264

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
At December 31, 2018 and 2017, the Company had no unrecognized tax benefits recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.
Under current income tax laws, the base-year reserves would be subject to recapture if the Company pays a cash dividend in excess of earnings and profits or liquidates. The Bank does not expect to take any actions in the foreseeable future that would require the recapture of any Federal reserves. As a result, a deferred tax liability has not been recognized with respect to the Federal base-year reserve of  $2,188,157 at December 31, 2018 and 2017, because the Bank does not expect that this amount will become taxable in the foreseeable future. The unrecognized deferred tax liability with respect to the Federal base-year reserve was $459,513 at December 31, 2018. It is more likely than not that this liability will never be incurred because, as noted above, the Bank does not expect to take any action in the future that would result in this liability being incurred.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

9. COMPREHENSIVE LOSS
The balances and changes in the components of accumulated other comprehensive loss, net of tax, are as follows:
	For the year ended December 31, 2018
	Unrealized (Losses) on Available-for Sale Securities	Net Gain (Loss) on Pension Plan	Accumulated Other Comprehensive (Loss)
	(Dollars in Thousands)
Beginning balance	$(207)	$(3,113)	$(3,320)
Other comprehensive (loss) income	(229)	365	136
Ending balance	$(436)	$(2,748)	$(3,184)

	For the year ended December 31, 2017
	Unrealized Gains (Losses) on Available for Sale Securities	Net (Losses) on Pension Plan	Accumulated Other Comprehensive Income (Loss)
	(Dollars in Thousands)
Beginning balance	$(273)	$(2,514)	$(2,787)
Other comprehensive income (loss)	100	(87)	13
Reclassification adjustment – tax rate change (ASU 2018-02)	(34)	(512)	(546)
Ending balance	$(207)	$(3,113)	$(3,320)

The amounts of income tax (expense) benefit allocated to each component of other comprehensive loss are as follows:
	For the years ended
	December 31, 2018			December 31, 2017
	Before Tax Amount	Tax (Expense) Benefit	Net	Before Tax Amount	Tax (Expense) Benefit	Net
	(Dollars in Thousands)
Available for sale securities:
Unrealized holding (loss) gains arising during period	$(290)	$61	$(229)	$155	$(53)	$102
Reclassification adjustment for net gains included in net income	—	—	—	(2)	—	(2)
Net unrealized gains on available-for-sale securities	(290)	61	(229)	153	(53)	100
Defined Benefit Pension Plan:
Net gains arising during the period	253	(53)	200	(335)	114	(221)
Less reclassification of amortization of net losses recognized in net pension expense	209	(44)	165	203	(69)	134
Net changes in defined benefit pension plan	462	(97)	365	(132)	45	(87)
Other Comprehensive Income	$172	$(36)	$136	$21	$(8)	$13

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

9. COMPREHENSIVE LOSS — (Continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss (AOCL):
	Amount Reclassified from AOCL
	For the years ended		Affected line item in the Statement of Income
	December 31, 2018	December 31, 2017
	(Dollars in Thousands)
Available for sale securities:
Realized gains on sale of available for sale securities	$—	$2	Net realized gains on sales of available-for-sale securities
Tax effect	—	—	Provision for income taxes
	—	2	Net income
Defined benefit pension plan:
Retirement plan net losses recognized in net period pension cost	(209)	(203)	Compensation and employee benefits
Tax effect	44	69	Benefit for income taxes
	$(165)	$(134)	Net income

10. EMPLOYEE BENEFIT PLANS
Supplemental Executive Retirement Plan (SERP)
Beginning in 2016, the Company instituted a SERP for its executive officers. All benefits provided under the SERP are unfunded and, as the executive officers retire, the Company will make a payment to the participant. At December 31, 2018 and 2017, the Company recorded $83,367 and $49,771, respectively, for the SERP in other liabilities on the consolidated statements of financial condition. Expenses for the SERP are included in compensation and employee benefits on the consolidated statements of income and were $33,596 and $31,996, respectively, for the years ended December 31, 2018 and 2017.
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
All plan provisions and actuarial methods used in 2018 are the same as those used in 2017, with the exception of the discount rate which increased to 5.00% from 3.75%. The mortality tables used in 2018 were RP-2014 (adjusted) with MP-2018 mortality improvements. The Company used the Asset Smoothing method to calculate return on investment on a four-year average for the assumptions used in the 2018 calculation.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

10. EMPLOYEE BENEFIT PLANS — (Continued)

Information pertaining to the activity in the Pension Plan for the years ended December 31, 2018 and 2017 is as follows:
	2018	2017
	(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$11,273	$10,233
Service cost	335	252
Interest cost	412	423
Actuarial (gain) loss	(1,669)	928
Benefits paid	(563)	(563)
Benefit obligation at end of year	9,788	11,273
Change in plan assets:
Fair value of plan assets at beginning of year	$11,219	$9,984
Actual (loss) return on plan assets	(617)	1,298
Employer contributions	1,000	500
Benefits paid	(563)	(563)
Fair value of plan assets at end of year	11,039	11,219
Net amount recognized, funded status	$1,250	$(54)

The accumulated benefit obligation was $9.3 million and $10.6 million at December 31, 2018 and 2017, respectively.
The assumptions used to determine the benefit obligation at December 31, 2018 and 2017 are as follows:
	2018	2017
Discount rate	5.00%	3.75%
Rate of increase in compensation levels	3.00%	3.00%
The components of net periodic pension cost and amounts recognized in other comprehensive income for the years ended December 31, 2018 and 2017 are as follows:
	December 31,
	2018	2017
	(Dollars in Thousands)
Service cost	$335	$252
Interest cost	412	423
Expected return on assets	(799)	(705)
Amortization of unrecognized loss	209	203
Net periodic pension cost	157	173
Total of amounts recognized in other comprehensive (income) loss	(462)	132
Total recognized in net periodic pension cost and other comprehensive (income) loss	$(305)	$305

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

10. EMPLOYEE BENEFIT PLANS — (Continued)

The estimated net actuarial loss of  $209,000 will be amortized from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year.
The assumptions used to determine net periodic pension cost for the years ended December 31, 2018 and 2017 are as follows:
	December 31,
	2018	2017
Discount rate	3.75%	4.25%
Expected long-term rate of return on plan assets	7.00%	7.00%
Rate of increase in compensation levels	3.00%	3.00%
The long-term rate of return on assets assumption was set based on historical returns earned by the asset allocation of the investments currently used by the Pension Plan, which are expected to continue in the future.
Pension Plan assets are invested in diversified funds under the advice of Edgewater Advisors, Ltd. The investment funds include a series of mutual funds, each with its own investment objectives, investment strategies and risks.
The fair values of the Company’s pension plan assets at December 31 by asset category are as follows (dollars in thousands):
	Market Value of Assets — December 31, 2018
Asset Category	Total	Level 1	Level 2
Equities & Commodities:
(1) Select Fundamental Value	$514	$—	$514
(2) Select S&P 500 Index	2,078	—	2,078
(3) Select Blue Chip Growth	536	—	536
(4) Select S&P Mid Cap Index	1,212	—	1,212
(5) Select Small Cap Index	989	—	989
(6) Premier Strategic Emerging Markets	577	—	577
(7) Oppenheimer Real Estate	338	—	338
Total Equities & Commodities	6,244		6,244
Fixed Income:
(8) Premier Short-Duration Bond	1,194	—	1,194
(9) Northern Bond Index	1,223	—	1,223
(10) Select Western Strategic Bond	1,214	—	1,214
(11) Premier Inflation Protected & Income Fund	598	—	598
(12) Premier Babson High Yield Bond	566	—	566
Total Fixed Income	4,795		4,795
Total Market Value	$11,039	$—	$11,039

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

10. EMPLOYEE BENEFIT PLANS — (Continued)

	Market Value of Assets — December 31, 2017
Asset Category	Total	Level 1	Level 2
Equities & Commodities:
(1) Select Fundamental Value	$570	$—	$570
(2) Select S&P 500 Index	2,300	—	2,300
(3) Select Blue Chip Growth	573	—	573
(4) Select S&P Mid Cap Index	1,375	—	1,375
(5) Select Small Cap Index	1,113	—	1,113
(6) Premier Strategic Emerging Markets	565	—	565
(7) Oppenheimer Real Estate	333	—	333
Total Equities & Commodities	6,829	—	6,829
Fixed Income:
(8) Premier Short-Duration Bond	1,095	—	1,095
(9) Northern Bond Index	1,098	—	1,098
(10) Select Western Strategic Bond	1,096	—	1,096
(11) Premier Inflation Protected & Income Fund	554	—	554
(12) Premier Babson High Yield Bond	547	—	547
Total Fixed Income	4,390	—	4,390
Total Market Value	$11,219	$—	$11,219

Level 1 — Quoted Prices in Active Markets for Identical Assets
Level 2 — Significant Observable Inputs
Level 3 — Significant Unobservable Inputs
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
FOR THE years ended december 31, 2018 and 2017

10. EMPLOYEE BENEFIT PLANS — (Continued)

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

10. EMPLOYEE BENEFIT PLANS — (Continued)

The fair values of mutual funds are based upon quoted prices of each fund’s underlying securities. The Company is not required to make any contributions to its defined benefit pension plan in 2019 but will make a $500,000 contribution in the 1st quarter of 2019.
Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (dollars in thousands):
2019	$563
2020	$555
2021	$542
2022	$571
2023	$599
2024 – 2028	$3,287
EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)
Effective upon the completion of the Company’s initial public stock offering in October 2017, the Bank established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $775,740 in proceeds from a term loan obtained from the Company to purchase 77,574 shares of common stock on the open market at an average price of  $10.00 per share. The ESOP loan will be repaid principally from the Bank’s contribution to the ESOP in annual payments through 2047 at a fixed interest rate of 4.25%. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Bank recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized $22,548 of compensation expense related to this plan for the year ended December 31, 2018 and $5,809 for the year ended December 31, 2017. At December 31, 2018, there were 74,407 shares not yet released having an aggregate market value of approximately $592,000. Participant vesting provisions for the ESOP are 20% per year and will be fully vested upon completion of six years of credited service. Eligible employees who were employed with the Bank shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.
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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

11. FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS
 — (Continued)

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
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:
	Total	Level 1	Level 2	Level 3
	(In Thousands of Dollars)
Available-for-sale Securities:
December 31, 2018:
Municipal securities	$9,679	$—	$9,679	$—
Mortgage-backed securities and collateralized mortgage obligations	10,779	—	10,779	—
Corporate securities	5,716	—	5,716	—
	$26,174	$—	$26,174	$—
December 31, 2017:
Municipal securities	$9,038	$—	$9,038	$—
Mortgage-backed securities and collateralized mortgage obligations	10,216	—	10,216	—
Corporate securities	2,843	—	2,843	—
	$22,097	$—	$22,097	$—

There were no securities transferred out of level 2 securities available-for-sale during the twelve months ended December 31, 2018 and 2017.
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
Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at December 31, 2018 and 2017.
Cash and due from banks
The carrying amounts of these assets approximate their fair values.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

11. FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS
 — (Continued)

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
	Fair Value Hierarchy	Carrying Amount	Fair Value
	(In Thousands of Dollars)
December 31, 2018:
Financial assets:
Cash and due from banks	Level 1	3,470	3,470
Securities available-for-sale	Level 2	26,174	26,174
Investment in FHLB stock	Level 2	2,622	2,622
Loans, net	Level 3	154,650	150,337

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

11. FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS
 — (Continued)

	Fair Value Hierarchy	Carrying Amount	Fair Value
	(In Thousands of Dollars)
Accrued interest receivable	Level 1	771	771
Financial liabilities:
Deposits	Level 1∕2	143,975	139,742
Advances and borrowings from FHLB	Level 2	28,350	28,350
Accrued interest payable	Level 1	62	62
Advances from borrowers for taxes and insurance	Level 1	2,127	2,127
December 31, 2017:
Financial assets:
Cash and due from banks	Level 1	4,375	4,375
Securities available-for-sale	Level 2	22,097	22,097
Investment in FHLB stock	Level 2	2,340	2,340
Loans, net	Level 3	141,150	139,178
Accrued interest receivable	Level 1	666	666
Financial liabilities:
Deposits	Level 1∕2	129,596	127,610
Advances and borrowings from FHLB	Level 2	24,500	24,500
Accrued interest payable	Level 1	62	62
Advances from borrowers for taxes and insurance	Level 1	1,957	1,957
The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2018 and December 31, 2017 are as follows:
Assets Measured at Fair Value on a Nonrecurring Basis
In addition to disclosure of the fair value of assets on a recurring basis, ASC Topic 820 requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as impaired assets and foreclosed real estate. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated as required by ASC Topic 310, “Receivables — Loan Impairment” when establishing the allowance for loan losses. Impaired loans are those in which the Company has measured impairment generally based on the fair value of the loan’s collateral less estimated selling costs. Fair value of real estate collateral is generally determined based upon independent third-party appraisals of the properties, which consider sales prices of similar properties in the proximate vicinity or by discounting expected cash flows from the properties by an appropriate risk adjusted discount rate. Management may adjust the appraised values as deemed appropriate. Fair values of collateral other than real estate is based on an estimate of the liquidation proceeds. Impaired loans and foreclosed real estate are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the asset balances net of a valuation allowance.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

11. FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS
 — (Continued)

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2018 and 2017 were as follows:
	Total	Level 1	Level 2	Level 3
	(In Thousands of Dollars)
December 31, 2018:
Impaired loans	$742	$—	$—	$742
December 31, 2017:
Impaired loans	$2,384	$—	$—	$2,384

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

At December 31, 2018 and 2017, the fair value consists of loan balances of   $780,000 and $2,384,000, respectively, net of a valuation allowance of   $38,000 and $7,000, respectively.
At December 31, 2018 and 2017, there was no foreclosed real estate whose value was written down utilizing Level 3 inputs.
Once a loan is foreclosed, the fair value of the real estate continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan. At December 31, 2018 and 2017, the Company did not have foreclosed real estate.
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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

12. COMMITMENTS AND CONTINGENCIES — (Continued)

As of the dates indicated, the following financial instruments were outstanding whose contract amounts represent credit risk:
	December 31,
	2018	2017
	(In Thousands of Dollars)
Commitments to Grant Loans	$2,698	$1,489
Unfunded Commitments Under Lines of Credit	$5,349	$4,020

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
13. REGULATORY CAPITAL REQUIREMENTS
The Company is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators, which if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios set forth in the table below of total, Tier 1, and Tier 1 common equity capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2018 and 2017, that the Bank met all capital adequacy requirements to which it is subject.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

13. REGULATORY CAPITAL REQUIREMENTS — (Continued)

As of December 31, 2018, the most recent notification from the Office of the Comptroller of the Currency categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk- based, Tier 1 risk-based, Tier 1 common equity risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Company’s category. The Company’s actual capital amounts and ratios as of December 31, 2018 and 2017, are as follows:
	Actual		Capital Adequacy Purposes		To be Well Capitalized Under Prompt and Corrective Action Provisions		Minimum Capital Adequacy with Buffer Fully Phased in 2019
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands of Dollars)
As of December 31, 2018:
Total core capital to risk weighted assets	$21,128	17.51%	$9,655	8.00%	$12,069	10.00%	$12,673	10.50%
Tier 1 capital to risk weighted assets	19,894	16.48%	7,242	6.00%	9,655	8.00%	10,259	8.50%
Tier 1 common equity to risk weighted assets	19,894	16.48%	5,431	4.50%	7,845	6.50%	8,448	7.00%
Tier 1 capital to assets	19,894	10.27%	7,745	4.00%	9,681	5.00%	9,681	5.00%
As of December 31, 2017:
Total core capital to risk weighted assets	$20,154	18.53%	$8,700	8.00%	$10,875	10.00%	$11,418	10.50%
Tier 1 capital to risk weighted assets	18,913	17.39%	6,525	6.00%	8,700	8.00%	9,243	8.50%
Tier 1 common equity to risk weighted assets	18,913	17.39%	4,894	4.50%	7,068	6.50%	7,612	7.00%
Tier 1 capital to assets	18,913	10.70%	7,071	4.00%	8,838	5.00%	8,838	5.00%
14. EARNINGS PER SHARE COMMON
Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is net income to the Company. The Company has not granted any restricted stock awards or stock options and, during the twelve months ended December 31, 2018 and 2017, had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

14. EARNINGS PER SHARE COMMON — (Continued)

The following table sets forth the calculation of basic earnings per share.
	Year ended December 31,
	2018	2017
	(In thousands of dollars except per share data)
Basic earnings per common share:
Net income available to common stockholders	$850	$524
Weighted average common shares outstanding	1,904,516	1,901,356
	$0.45	$0.28

15. NON-INTEREST INCOME
During the twelve months ended December 31, 2018, the Company adopted the amendments of ASU 2014-09 — Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. The Company has included the following tables regarding the Company’s non-interest income for the periods presented.
	For the year ended December 31,
	2018	2017
	(Dollars in Thousands)
Service fees
Deposit related fees	$47	$43
Loan servicing income	85	65
Total service fees	132	108
Income from financial services
Securities commission income	176	133
Insurance commission income	17	15
Total insurance and securities commission income	193	148
Card income
Debit card interchange fee income	81	67
ATM fees	12	8
Insufficient fund fees	70	65
Total card and insufficient funds income	163	140
Realized gain on sale of residential mortgage loans and available-for-sale securities
Realized gain on sales of available-for-sale securities	—	2
Realized gain on sales of residential mortgage loans	30	143
Realized gain on sales of foreclosed real estate	—	8
Realized loss on disposal of fixed assets	—	(4)
Total gain on sale of loans and securities	30	149
Bank owned life insurance	56	61
Other miscellaneous income	23	20
Total non-interest income	$597	$626

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

15. NON-INTEREST INCOME — (Continued)

The Company recognizes revenue as it is earned and noted no impact to its revenue recognition policies as a result of the adoption of ASU 2014-09. The following is a discussion of key revenues within the scope of the new revenue guidance:
•
Service fees — Revenue from fees on deposit accounts is earned at the time that the charge is assessed to the customer’s account. Fee waivers are discretionary and usually reversed within the same reporting period as assessed.

•
Fee income — Fee income is earned through commissions and is satisfied over the time which the fee has been assessed.

•
Card income and insufficient funds fees — Card income consists of interchange fees from consumer debit card networks and other card related services. Interchange rates are set by the card networks. Interchange fees are based on purchase volumes and other factors and are recognized as transactions occur. Insufficient funds fees are satisfied at the time the charge is assessed to the customer’s account.

•
Realized gains on sale of residential mortgage loans and available-for-sale securities are realized at the time the transaction occurs.

16. Parent company only financial information
The following condensed financial statements summarize the financial position and results of operations and cash flows of the parent savings and loan holding company, Seneca Financial Corp., as of December 31, 2018, and for the year then ended.
Parent Only Condensed Balance Sheets
	December 31,
	2018	2017
	(In thousands)
Assets
Cash in bank subsidiary	$1,895	$2,079
Investments in subsidiaries, at underlying equity	16,710	15,593
Loan receivable – ESOP	759	773
Other assets	47	10
Total assets	$19,411	$18,455
Liabilities and Stockholders’ Equity
Liabilities:
Other liabilities	$—	$53
Total liabilities	—	53
Stockholders’ equity:
Total stockholders’ equity	19,411	18,402
Total liabilities and stockholders’ equity	$19,411	$18,455

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements
FOR THE years ended december 31, 2018 and 2017

16. Parent company only financial information — (Continued)

Parent Only Condensed Statements of Income
	Year Ended December 31,
	2018	2017
	(In Thousands of Dollars)
Interest income:
Income on ESOP loan	$31	$7
Total interest income	31	7
Non-interest expenses:
Professional fees	75	—
Other non-interest expense	86	75
Total non-interest expense	161	75
Loss before taxes	(130)	(68)
Income tax benefit	21	23
Loss before equity in undistributed earnings of Bank	(109)	(45)
Equity in undistributed earnings of Bank	959	569
Net income	$850	$524

Parent Only Statement of Cash Flows
	Year Ended December 31,
	2018	2017
	(In Thousands of Dollars)
Cash flows from operating activities:	$850	$524
Net income
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of Bank	(959)	(569)
Increase in other assets	(36)	(10)
Decrease in other liabilities	(53)	48
Net used in operating activities	(198)	(7)
Cash flows from investing activities:
Capital injection into the Bank from stock offering	—	(5,000)
Payments received on ESOP loan	14	7
Net cash used in investing activities	14	(4,993)
Cash flows from financing activities:
Proceeds from issuance of common stock net of expenses	—	7,755
Initial capitalization of MHC	—	100
Funding of ESOP	—	(776)
Net cash provided by financing activities	—	7,079
Net change in cash and cash equivalents	(184)	2,079
Cash and cash equivalents – beginning of year	2,079	—
Cash and cash equivalents – end of year	$1,895	$2,079

ITEM 9.
Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.
ITEM 9A.
Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgement in evaluating the benefits of possible controls and procedures relative to their costs.
Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:
(i)
pertain to the maintenance of records that in reasonable detail accurately and fairly reflects the transactions and disposition of the assets of the Company;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2018.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
There has been no change in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The information contained under the sections captioned “Proposal I — Election of Directors” in the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.
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
ITEM 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)
Securities Authorized for issuance under Stock-Based Compensation Plans

As of December 31, 2018, we did not have any compensation plans (other than our Employee Stock Ownership Plan) under which equity securities of the Company are authorized for issuance.
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

PART IV
ITEM 15.
Exhibits and Financial Statement Schedules

3.1	Charter of Seneca Financial Corp. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Seneca Financial Corp. (File No. 333-218749), initially filed with the Securities and Exchange Commission on June 14, 2017)
3.2	Bylaws of Seneca Financial Corp. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Seneca Financial Corp. (File No. 000-55853), filed with the Securities and Exchange Commission on August 28, 2018)
4	Form of Common Stock Certificate of Seneca Financial Corp. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of Seneca Financial Corp. (File No. 333-218749), initially filed with the Securities and Exchange Commission on June 14, 2017)
10.1	Employment Agreement by and between Seneca Federal Savings and Loan Association and Joseph G. Vitale (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of Seneca Financial Corp. (File No. 333-218749), initially filed with the Securities and Exchange Commission on June 14, 2017)
10.2	Employment Agreement by and between Seneca Federal Savings and Loan Association and Vincent J. Fazio (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Seneca Financial Corp. (File No. 333-218749), initially filed with the Securities and Exchange Commission on June 14, 2017)†
10.3	Supplemental Executive Retirement Agreement by and between Seneca Federal Savings and Loan Association and Joseph G. Vitale (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Seneca Financial Corp. (File No. 333-218749), initially filed with the Securities and Exchange Commission on June 14, 2017)†
10.4	Supplemental Executive Retirement Agreement by and between Seneca Savings and Vincent J. Fazio (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of Seneca Financial Corp. (File No. 333-218749), initially filed with the Securities and Exchange Commission on June 14, 2017)†
10.5	Executive Split Dollar Life Insurance Agreement by and between Seneca Savings and Joseph G. Vitale (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of Seneca Financial Corp. (File No. 333-218749), initially filed with the Securities and Exchange Commission on June 14, 2017)†
10.6	Executive Split Dollar Life Insurance Agreement by and between Seneca Savings and Vincent J. Fazio (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Seneca Financial Corp. (File No. 333-218749), initially filed with the Securities and Exchange Commission on June 14, 2017)†
16	Letter regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K of Seneca Financial Corp. (File No. 000-55853, filed with the Securities and Exchange Commission on April 4, 2018)
21	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K, formatted in XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements

†
Management contract or compensation plan or arrangement.

ITEM 16.
Form 10-K Summary

Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SENECA FINANCIAL CORP.
Date: April 1, 2019	By: /s/ Joseph G. Vitale Joseph G. Vitale President, Chief Executive Officer and Director (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signatures	Title	Date
/s/ Joseph G. Vitale Joseph G. Vitale	President, Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2019
/s/ Vincent J. Fazio Vincent J. Fazio	Executive Vice President, Chief Financial Officer and director (Principal Financial and Accounting Officer)	April 1, 2019
/s/ William Le Beau William Le Beau	Chairman of the Board	April 1, 2019
/s/ William J. Gould William J. Gould	Director	April 1, 2019
/s/ James Hickey James Hickey	Director	April 1, 2019
/s/ Francis R. Marlowe Francis R. Marlowe	Director	April 1, 2019
/s/ Kenneth Major Kenneth Major	Director	April 1, 2019
/s/ Robert Savicki Robert Savicki	Director	April 1, 2019