Form 10-Q
period 2019-03-31
Seneca Financial Corp.
filed 2019-05-15
CIK 1708715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐     NO  ☒

As of May 14, 2019, there were 1,951,102 shares issued and outstanding of the registrant’s common stock.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not Applicable	Not Applicable	Not Applicable

SENECA FINANCIAL CORP.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

Cash and cash equivalents	$2,238	$3,470
Securities, available-for-sale	27,008	26,174
Loans, net of allowance for loan losses of $1,100 and $1,234	160,028	154,650
Federal Home Loan Bank of New York stock, at cost	2,869	2,622
Accrued interest receivable	772	771
Premises and equipment, net	4,250	3,445
Other real estate owned	220	-
Bank owned life insurance	2,452	2,438
Pension assets	1,250	1,250
Other assets	1,120	487
Total assets	$202,207	$195,307

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$13,912	$13,201
Interest bearing	132,371	130,774
Total Deposits	146,283	143,975

Federal Home Loan Bank advances	33,250	28,350
Advances from borrowers for taxes and insurance	1,607	2,127
Other liabilities	1,314	1,444
Total liabilities	182,454	175,896

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value, 1,000,000 shares authorized and unissued
Common stock, $0.01 par value, 19,000,000 shares authorized, 1,978,923 shares issued and 1,961,462 shares outstanding at March 31, 2019 and 1,978,923 shares issued and outstanding at December 31, 2018	9	9

Additional paid-in capital	7,846	7,846
Treasury stock, at cost (17,461 shares at March 31, 2019)	(148)	-
Retained earnings	15,717	15,487
Unearned ESOP shares, at cost	(741)	(747)
Accumulated other comprehensive loss	(2,930)	(3,184)
Total stockholders' equity	19,753	19,411
Total liabilities and stockholders' equity	$202,207	$195,307

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

	Three Months Ended March 31,
	2019	2018
INTEREST INCOME
Loans, including fees	$1,886	$1,601
Securities	228	165
Other	7	12
Total interest income	2,121	1,778

INTEREST EXPENSE
Deposits	426	276
Advances and borrowings	199	138
Total interest expense	625	414
Net interest income	1,496	1,364
PROVISION FOR LOAN LOSSES	35	10
Net interest income after provision for loan losses	1,461	1,354

NON-INTEREST INCOME
Service fees	33	38
Income from financial services	50	52
Fee income	56	35
Earnings on bank-owned life insurance	14	14
Net gains on sale of residential mortgage loans	21	1
Total non-interest income	174	140

NON-INTEREST EXPENSE
Compensation and employee benefits	720	716
Core processing	198	191
Premises and equipment	122	112
Professional fees	86	72
Postage & office supplies	28	32
FDIC premiums	13	2
Advertising	48	44
Mortgage recording tax	1	9
Other	138	114
Total non-interest expense	1,354	1,292
Income before provision for income taxes	281	202
PROVISION FOR INCOME TAXES	51	35
Net income	$230	$167

Net income per common shares - basic	$0.12	$0.09
Weighted average number of common shares outstanding - basic	1,887,702	1,901,937

The accompanying notes are an integral part of these consolidated statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018

NET INCOME	$230	$167

OTHER COMPREHENSIVE INCOME, BEFORE TAX
Available-for-sale securities:
Unrealized holding gains (losses) arising during period	321	(300)

Net unrealized gains (losses) on available-for-sale securities	321	(300)

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX	321	(300)

Tax effect	67	(63)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	254	(237)

TOTAL COMPREHENSIVE INCOME (LOSS)	$484	$(70)

The accompanying notes are an integral part of these consolidated statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

						Accumulated
		Additional			Unearned	Other
	Common	Paid-In	Treasury	Retained	ESOP	Comprehensive	Total
	Stock	Capital	Stock	Earnings	Shares	Loss	Equity

BALANCE, JANUARY 1, 2019	$9	$7,846	$-	$15,487	$(747)	$(3,184)	$19,411

Net income	-	-	-	230	-	-	230
Other comprehensive income	-	-	-	-	-	254	254
ESOP shares committed to be released (647 shares)	-	-	-	-	6	-	6
Purchase of treasury shares at cost (17,461 shares)	-	-	(148)	-	-	-	(148)

BALANCE, MARCH 31, 2019	$9	$7,846	$(148)	$15,717	$(741)	$(2,930)	$19,753

BALANCE, JANUARY 1, 2018	$9	$7,846	$-	$14,637	$(770)	$(3,320)	$18,402

Net income	-	-	-	167	-	-	167
Other comprehensive loss	-	-	-	-	-	(237)	(237)
ESOP shares committed to be released (647 shares)	-	-	-	-	6	-	6

BALANCE, MARCH 31, 2018	$9	$7,846		$14,804	$(764)	$(3,557)	$18,338

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$230	$167
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	49	49
Provision for loan losses	35	10
Net amortization of premiums and discounts on securities	54	66
Gain on sale of residential mortgage loans	(21)	(1)
Proceeds from sale of residential mortgage loans	985	155
Loans originated and sold	(964)	(154)
Amortization of deferred loan fees	8	3
ESOP compensation expense	6	6
Earnings on investment in bank owned life insurance	(14)	(14)
(Increase) decrease in accrued interest receivable	(1)	1
Decrease in other assets	(633)	(645)
Change in deferred income tax benefit	(68)	63
(Decrease) increase in other liabilities	(130)	(736)
Net cash flow provided by operating activities	(464)	(1,030)
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in securities available-for-sale
Principal repayments	435	558
Purchases	(1,001)	(4,833)
Purchase of Federal Home Loan Bank of New York stock	(525)	(288)
Redemption of Federal Home Loan Bank of New York stock	278	386
Loan originations and principal collections, net	(5,641)	(2,165)
Purchases or premises and equipment	(854)	(6)
Net cash flow used in investing activities	(7,308)	(6,348)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	2,308	9,098
Decrease in advances from borrowers for taxes and insurance	(520)	(333)
Purchase of treasury stock	(148)	-
Proceeds from long-term FHLB advances	2,000	1,250
Increase (decrease) in short-term FHLB advances	2,900	(3,000)
Net cash flow provided by financing activities	6,540	7,015
Net change in cash and cash equivalents	(1,232)	(363)
CASH AND CASH EQUIVALENTS - beginning of year	3,470	4,375
CASH AND CASH EQUIVALENTS - end of year	$2,238	$4,012

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and borrowed funds	$608	$407
Income taxes	$52	$-
Transfer of loans to other real estate owned	$220	$-

The accompanying notes are an integral part of these consolidated statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2019 (unaudited) and December 31, 2018 and THE three months ended MARCH 31, 2019 and 2018 (unaudited)

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

The accompanying unaudited financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the consolidated financial position of the Company as of March 31, 2019 and the results of its operations and its cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Form 10-K of the Company.

The results of operations at and for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year or any other period.

Use of Estimates – The preparation of consolidated financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the estimation of fair values, pension plan and valuation allowances associated with the realization of deferred tax assets, which are based on future taxable income.

Summary of Significant Accounting Policies – The accounting and reporting policies of the Company conform to U.S. GAAP and general practices within the banking industry. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in the Company’s consolidated financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2019.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2019 (unaudited) and December 31, 2018 and THE three months ended MARCH 31, 2019 and 2018 (unaudited)

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

Under the new guidance a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or an operating lease (i.e., the classification criteria for distinguishing between finance leases and operating leases are substantially like the classification criteria for distinguishing between capital leases and operating leases under the previous guidance). However, unlike current U.S. GAAP, which requires only capital leases to be recognized on the consolidated statement of financial condition, ASU No. 2016-02 will require both operating and finance leases to be recognized on the consolidated statement of financial condition. Additionally, the ASU will require disclosures to help investors and other consolidated financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. Lessor accounting will remain largely unchanged from current U.S. GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2019 (unaudited) and December 31, 2018 and THE three months ended MARCH 31, 2019 and 2018 (unaudited)

2.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2019 (unaudited) and December 31, 2018 and THE three months ended MARCH 31, 2019 and 2018 (unaudited)

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2019 (unaudited) and December 31, 2018 and THE three Months ended MARCH 31, 2019 and 2018 (unaudited)

3.	Securities

The amortized cost and fair values of securities, with gross unrealized gains and losses are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available-for-sale securities:

March 31, 2019 (Unaudited):
Municipal securities	$10,345	$31	$(76)	$10,300
Mortgage-backed securities and collateralized mortgage obligations	10,572	14	(177)	10,409
Corporate securities	6,321	15	(37)	6,299
	$27,238	$60	$(290)	$27,008

December 31, 2018:
Municipal securities	$9,850	$10	$(181)	$9,679
Mortgage-backed securities and collateralized mortgage obligations	11,022	-	(243)	10,779
Corporate securities	5,853	-	(137)	5,716
	$26,725	$10	$(561)	$26,174

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

Investment securities with carrying amounts of $9.5 million and $9.8 million were pledged to secure advances and for other purposes required or permitted by law at March 31, 2019 and respectively.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2019 (unaudited) and December 31, 2018 and THE three months ended MARCH 31, 2019 and 2018 (unaudited)

3.	Securities (Continued)

The amortized cost and fair value of debt securities based on the contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	March 31, 2019		December 31, 2018
	(Unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$500	$501	$500	$501
Due after one year through five years	4,369	4,369	3,372	3,313
Due after five years through ten years	7,470	7,445	7,481	7,357
Due after ten years	4,327	4,284	4,350	4,224
Mortgage-backed securities and collateralized mortgage obligations	10,572	10,409	11,022	10,779
	$27,238	$27,008	$26,725	$26,174

During the three months ended March 31, 2019 and 2018, the Company did not sell any securities.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2019 (unaudited) and December 31, 2018 and THE three months ended MARCH 31, 2019 and 2018 (unaudited)

3.	Securities (Continued)

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position follows:

	Less than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

March 31, 2019 (Unaudited):
Municipal securities	$-	$-	$(76)	$5,533
Mortgage-backed securities and collateralized mortgage obligations	(1)	415	(176)	7,242
Corporate Securities	(7)	1,971	(30)	3,011
	$(8)	$2,386	$(282)	$15,786
December 31, 2018:
Municipal securities	$(7)	$1,786	$(174)	$6,636
Mortgage-backed securities and collateralized mortgage obligations	(19)	3,249	(224)	7,530
Corporate Securities	(137)	5,716	-	-
	$(163)	$10,751	$(398)	$14,166

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For the three months ended March 31, 2019 and 2018, the Company did not record an other-than-temporary impairment charge.

At March 31, 2019, fifteen municipal securities, thirteen mortgage-backed securities and collateralized mortgage obligations and six corporate securities were in a continuous loss position for more than twelve months. At March 31, 2019, two mortgage-backed securities and three corporate securities were in a continuous loss position for less than twelve months.

At December 31, 2018, eleven collateralized mortgage obligations, three mortgage backed securities, and eighteen municipal securities were in a continuous loss position for more than twelve months. At December 31, 2018, five municipal obligations, two collateralized mortgage obligations, three mortgage backed securities, and ten corporate securities were in a continuous loss position for less than twelve months.

The mortgage-backed securities and collateralized mortgage obligations were issued by U.S. Government sponsored agencies. The municipal securities and corporate securities are rated investment grade by Standard and Poor’s BBB- or higher. All are paying in accordance with their terms with no deferrals of interest or defaults. Because the decline in fair value is attributable to changes in interest rates, not credit quality, and because management does not intend to sell and will not be required to sell these securities prior to recovery or maturity, no declines are deemed to be other-than-temporary.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2019 (unaudited) and December 31, 2018 and THE three months ended MARCH 31, 2019 and 2018 (unaudited)

4.	LOANS

Net loans at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
	(Unaudited)
	(Dollars in Thousands)

Mortgage loans on real estate:
One-to-four family first lien residential	$100,955	$102,617
Residential construction	5,540	3,500
Home equity loans and lines of credit	9,448	9,212
Commercial	27,280	23,409

Total mortgage loans on real estate	$143,223	$138,738

Commercial and industrial	15,112	14,134

Consumer loans	2,308	2,519

Total loans	160,643	155,391

Allowance for credit losses	(1,100)	(1,234)
Net deferred loan origination costs	485	493

Net loans	$160,028	$154,650

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2019 (unaudited) and December 31, 2018 and THE three months ended MARCH 31, 2019 and 2018 (unaudited)

4.	LOANS (Continued)

Risk Characteristics of Portfolio Segments

The risk characteristics within the loan portfolio vary depending on the loan segment. Consumer loans generally are repaid from personal sources of income. Risks associated with consumer loans primarily include general economic risks such as declines in the local economy creating higher rates of unemployment. Those conditions may also lead to a decline in collateral values should the Company be required to repossess the collateral securing consumer loans. These economic risks also impact the commercial loan segment, however commercial loans are considered to have greater risk than consumer loans as the primary source of repayment is from the cash flow of the business customer. Real estate loans, including residential mortgages, commercial, and home equity loans, comprise approximately 89% of the portfolio at March 31, 2019 and 90% of the portfolio at December 31, 2018. Loans secured by real estate provide collateral protection and thus significantly reduce the inherent risk in the portfolio.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2019 (unaudited) and December 31, 2018 and THE three Months ended MARCH 31, 2019 and 2018 (unaudited)

4.	LOANS (Continued)

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings within the Company's internal risk rating system as of March 31, 2019 and December 31, 2018. There were no doubtful accounts at March 31, 2019 or December 31, 2018.

	March 31, 2019 (Unaudited)
	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Loss	Total
Mortgage loans on real estate:
One-to-four family first lien residential	$100,955	$-	$-	$-	$100,955
Residential construction	5,540	-	-	-	5,540
Home equity loans and lines of credit	9,448	-	-	-	9,448
Commercial	25,046	-	2,234	-	27,280
Total mortgage loans on real estate	140,989	-	2,234	-	143,223
Commercial and industrial	14,917	-	195		15,112
Consumer loans	2,308	-	-	-	2,308
Total loans	$158,214	$-	$2,429	$-	$160,643

	December 31, 2018
	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Loss	Total
Mortgage loans on real estate:
One-to-four family first lien residential	$102,617	$-	$-	$-	$102,617
Residential construction	3,500	-	-	-	3,500
Home equity loans and lines of credit	9,212	-	-	-	9,212
Commercial	21,260	-	2,149	-	23,409
Total mortgage loans on real estate	136,589	-	2,149	-	138,738
Commercial and industrial	13,887	-	247		14,134
Consumer loans	2,519	-	-	-	2,519
Total loans	$152,995	$-	$2,396	$-	$155,391

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2019 (unaudited) and December 31, 2018 and THE three months ended MARCH 31, 2019 and 2018 (unaudited)

4.	LOANS (Continued)

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date. An age analysis of past due loans, segregated by class of loans, are as follows:

	March 31, 2019 (Unaudited)
	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
One-to-four family first lien residential	$1,115	$1,148	$603	$2,866	$98,089	$100,955
Residential construction	-	-	-	-	5,540	5,540
Home equity loans and lines of credit	-	-	-	-	9,448	9,448
Commercial	193	-	-	193	27,087	27,280
Total mortgage loans on real estate	1,308	1,148	603	3,059	140,164	143,223
Commercial and industrial	4	-	-	4	15,108	15,112
Consumer loans	-	-	-	-	2,308	2,308
Total loans	$1,312	$1,148	$603	$3,063	$157,580	$160,643

	December 31, 2018
	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
One-to-four family first lien residential	$1,331	$628	$670	$2,629	$99,988	$102,617
Residential construction	-	-	462	462	3,038	3,500
Home equity loans and lines of credit	-	-	-	-	9,212	9,212
Commercial	-	364	-	364	23,045	23,409
Total mortgage loans on real estate	1,331	992	1,132	3,455	135,283	138,738
Commercial and industrial	-	-	-	-	14,134	14,134
Consumer loans	3	-	13	16	2,503	2,519
Total loans	$1,334	$992	$1,145	$3,471	$151,920	$155,391

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2019 (unaudited) and December 31, 2018 and THE three months ended MARCH 31, 2019 and 2018 (unaudited)

4.	LOANS (Continued)

Nonaccrual loans, segregated by class of loan as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
	(Unaudited)
	(Dollars in Thousands)

Mortgage loans on real estate	$603	$1,201
Commercial and industrial loans	-	-
Consumer loans	-	13
Total nonaccrual loans	$603	$1,214

The decrease in Nonaccrual loans was mostly attributed to the sale of a one-to four-family residence under construction and the foreclosure of a one-to four-family residence reported as other real estate owned at March 31, 2019.

The following table summarizes impaired loan information by portfolio class:

	March 31, 2019 (Unaudited)
	(Dollars in Thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Mortgage loans on real estate	$313	$313	$24
Commercial and industrial loans	-	-	-
	313	313	24
With no allowance recorded:
Mortgage loans on real estate	1,309	1,309	-
Commercial and industrial loans	-	-	-
	1,309	1,309	-

Total	$1,622	$1,622	$24

	December 31, 2018
	(Dollars in Thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Mortgage loans on real estate	$780	$780	$38
Commercial and industrial loans	-	-	-
	780	780	38
With no allowance recorded:
Mortgage loans on real estate	1,313	1,313	-
Commercial and industrial loans	-	-	-
	1,313	1,313	-

Total	$2,093	$2,093	$38

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2019 (unaudited) and December 31, 2018 and THE three months ended MARCH 31, 2019 and 2018 (unaudited)

4.	LOANS (Continued)

The following table presents the average recorded investment in impaired loans:

	March 31, 2019	December 31, 2018
	(Unaudited)
	(Dollars in Thousands)
Mortgage loans on real estate	$1,858	$2,026
Total	$1,858	$2,026

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

As of March 31, 2018, the Company modified two commercial mortgage loans valued together at $1.0 million that are considered accruing TDRs. We modified the terms to interest only for a two-year period. These TDR’s are paying according to their modified terms and are classified as substandard and impaired at March 31, 2019.

The following table presents interest income recognized on impaired loans for the three months ended March 31, 2019 and 2018:

	March 31,
	2019	2018
	(Unaudited)
	(Dollars in Thousands)
Mortgage loans on real estate - commercial	$6	$10
Total	$6	$10

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2019 (unaudited) and December 31, 2018 and THE three MONTHS ended MARCH 31, 2019 and 2018 (unaudited)

4.	LOANS (Continued)

The following tables summarize the activity in the allowance for loan losses for the three months ended March 31, 2019 and 2018.

	For the three months ended March 31, 2019 (Unaudited)
	(In thousands)
	Mortgage loans on Real Estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$933	$132	$17	$152	$1,234
Charge-offs	(162)	-	(7)	-	(169)
Recoveries	-	-	-	-	-
Provision	108	(29)	(2)	(42)	35
Ending balance	$879	$103	$8	$110	$1,100

	For the three months ended March 31, 2018 (Unaudited)
	(In thousands)
	Mortgage loans on Real Estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$870	$116	$5	$250	$1,241
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision	11	13	(2)	(12)	10
Ending balance	$881	$129	$3	$238	$1,251

The charge-offs of $162,000 for the three months ended March 31, 2019 consisted of a $116,000 charge-off of a one-to-four family construction loan and a $146,000 charge-off of a one-to four-family residence reported as other real estate owned at March 31, 2019

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2019 (unaudited) and December 31, 2018 and THE three months ended MARCH 31, 2019 and 2018 (unaudited)

5.	COMPREHENSIVE INCOME (LOSS)

The balances and changes in the components of accumulated other comprehensive loss, net of tax, are as follows:

	For the three months ended March 31, 2019
	Unrealized Gains (Losses) on		Accumulated Other
	Available for Sale Securities	Net Loss on Pension Plan	Comprehensive Income (Loss)
	(Dollars in Thousands)
Beginning balance	$(436)	$(2,748)	$(3,184)
Other comprehensive income	254	-	254
Ending balance	$(182)	$(2,748)	$(2,930)

	For the three months ended March 31, 2018
	Unrealized Losses on	Net Losses	Accumulated Other
	Available for Sale Securities	on Pension Plan	Comprehensive Loss
	(Dollars in Thousands)
Beginning balance	$(206)	$(3,114)	$(3,320)
Other comprehensive loss	(237)	-	(237)
Ending balance	$(443)	$(3,114)	$(3,557)

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2019 (unaudited) and December 31, 2018 and THE three months ended MARCH 31, 2019 and 2018 (unaudited)

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2019 (unaudited) and December 31, 2018 and THE three months ended MARCH 31, 2019 and 2018 (unaudited)

6.	FAIR VALUE MEASUREMENT and FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

	Total	Level 1	Level 2	Level 3
	(In Thousands of Dollars)
Available-for-sale Securities:
March 31, 2019:
Municipal securities	$10,300	$-	$10,300	$-
Mortgage-backed securities and collateralized mortgage obligations	10,409	-	10,409	-
Corporate securities	6,299	-	6,299	-
	$27,008	$-	$27,008	$-
December 31, 2018:
Municipal securities	$9,679	$-	$9,679	$-
Mortgage-backed securities and collateralized mortgage obligations	10,779	-	10,779	-
Corporate securities	5,716	-	5,716	-
	$26,174	$-	$26,174	$-

There were no securities transferred out of level 2 securities available-for-sale during the three months ended March 31, 2019 or the year ended December 31, 2018.

Required disclosures include fair value information about financial instruments, whether or not recognized in the consolidated statement of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate, and estimates of future cash flows. In that regard, the fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. FASB ASU Topic 820 fair value measurements and disclosures, the financial assets and liabilities were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at March 31, 2019 and December 31, 2018.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2019 (unaudited) and December 31, 2018 and THE three months ended MARCH 31, 2019 and 2018 (unaudited)

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

Loans

The fair values of loans held in portfolio are estimated using discounted cash flow analyses, using market rates at the consolidated statement of financial position date that reflect the credit and interest rate-risk inherent in the loans, resulting in a Level 3 classification. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments, and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

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

Other Real Estate Owned

Assets taken in foreclosure of defaulted loans generally measured at the lower cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 3.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2019 (unaudited) and December 31, 2018 and THE three months ended MARCH 31, 2019 and 2018 (unaudited)

6.	FAIR VALUE MEASUREMENT and FAIR VALUE OF FINANCIAL INSTRUMENTs (Continued)

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2019 and December 31, 2018 are as follows:

	Fair Value	Carrying	Fair
	Hierarchy	Amount	Value
	(In Thousands of Dollars)
March 31, 2018:
Financial assets:
Cash and due from banks	Level 1	$2,238	$2,238
Securities available-for-sale	Level 2	27,008	27,008
Investment in FHLB stock	Level 2	2,869	2,869
Loans, net	Level 3	160,028	155,731
Accrued interest receivable	Level 1	772	772
Other real estate owned	Level 3	220	220
Financial liabilities:
Deposits	Level 1/2	146,283	142,788
Advances and borrowings from FHLB	Level 2	33,250	33,250
Accrued interest payable	Level 1	80	80
Advances from borrowers for taxes and insurance	Level 1	1,607	1,607

December 31, 2018:
Financial assets:
Cash and due from banks	Level 1	$3,470	$3,470
Securities available-for-sale	Level 2	26,174	26,174
Investment in FHLB stock	Level 2	2,622	2,622
Loans, net	Level 3	154,650	150,337
Accrued interest receivable	Level 1	771	771
Financial liabilities:
Deposits	Level 1/2	143,975	139,742
Advances and borrowings from FHLB	Level 2	28,350	28,350
Accrued interest payable	Level 1	62	62
Advances from borrowers for taxes and insurance	Level 1	2,127	2,127

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2019 (unaudited) and December 31, 2018 and THE three months ended MARCH 31, 2019 and 2018 (unaudited)

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2019 and December 31, 2018 were as follows:

	Total	Level 1	Level 2	Level 3
	(In Thousands of Dollars)
March 31, 2019:
Impaired loans	$297	$-	$-	$297
Other real estate owned	220	-	-	220
TOTAL	517	-	-	517
December 31, 2018:
Impaired loans	$742	$-	$-	$742

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2019 (unaudited) and December 31, 2018 and THE three months ended MARCH 31, 2019 and 2018 (unaudited)

6.	FAIR VALUE MEASUREMENT and FAIR VALUE OF FINANCIAL INSTRUMENTs (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable
	Techniques	Input	Adjustment

Impaired loans	Lower of	Appraisal
	appraisal of	adjustments	10%
	collateral or	Discounted cash flow analysis
	asking price less
	selling costs	Costs to sell	10%

Other real estate owned	Market	Costs to sell	10%
	valuation
	of property

At March 31, 2019, the fair value consists of impaired loan balances of $313,000, net of valuation allowance of $16,000 and at December 31, 2018, the fair value consists of loan balances of $780,000, net of a valuation allowance $38,000.

At March 31, 2019 we had other real estate owned of $220,000 and at December 31, 2018, there was no foreclosed real estate.

Once a loan is foreclosed, the fair value of the real estate continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan. At March 31, 2019 and December 31, 2018, there was no foreclosed real estate whose carrying value was written down utilizing Level 3 inputs.

The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $192,000 and $444,000 at March 31, 2019 and December 31, 2018, respectively.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2019 (unaudited) and December 31, 2018 and THE three months ended MARCH 31, 2019 and 2018 (unaudited)

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

	March 31,	December 31,
	2019	2018
	(Unaudited)
	(In Thousands of Dollars)
Commitments to Grant Loans	$2,169	$2,698
Unfunded Commitments Under Lines of Credit	$5,399	$5,349

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2019 (unaudited) and December 31, 2018 and THE three months ended MARCH 31, 2019 and 2018 (unaudited)

8.	REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators, which if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios set forth in the table below of total, Tier 1, and Tier 1 common equity capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of March 31, 2019, that the Bank met all capital adequacy requirements to which it is subject.

The Basel III rules limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier I capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is 2.5% of risk-weighted assets.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%. The federal banking agencies have proposed the Community Bank Leverage Ratio be set at 9%. A financial institution can elect to be subject to this new definition. However, until the federal banking agencies finalize the proposed rule, the Basel III rules remain in effect.

As of March 31, 2019, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk- based, Tier 1 risk-based, Tier 1 common equity risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios as of March 31, 2019 and December 31, 2018 are as follows:

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2019 (unaudited) and December 31, 2018 and THE three months ended MARCH 31, 2019 and 2018 (unaudited)

8.	REGULATORY CAPITAL REQUIREMENTS (continued)

	Actual		Capital Adequacy Purposes		To be Well Capitalized Under Prompt and Corrective Action Provisions		Minimum Capital Adequacy with Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands of Dollars)
As of March 31, 2019:
Total core capital to risk weighted assets	$21,253	16.52%	$10,290	8.00%	$12,863	10.00%	$13,506	10.50%
Tier 1 capital to risk weighted assets	20,153	15.67%	7,718	6.00%	10,290	8.00%	10,934	8.50%
Tier 1 common equity to risk weighted assets	20,153	15.67%	5,788	4.50%	8,361	6.50%	9,004	7.00%
Tier 1 capital to assets	20,153	10.16%	7,935	4.00%	9,919	5.00%	9,919	5.00%
As of December 31, 2018:
Total core capital to risk weighted assets	$21,128	17.51%	$9,655	8.00%	$12,069	10.00%	$12,673	10.50%
Tier 1 capital to risk weighted assets	19,894	16.48%	7,242	6.00%	9,655	8.00%	10,259	8.50%
Tier 1 common equity to risk weighted assets	19,894	16.48%	5,431	4.50%	7,845	6.50%	8,448	7.00%
Tier 1 capital to assets	19,894	10.27%	7,745	4.00%	9,681	5.00%	9,681	5.00%

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2019 (unaudited) and December 31, 2018 and THE three months ended MARCH 31, 2019 and 2018 (unaudited)

9.	EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan (SERP)

Beginning in 2016, the Bank established a SERP for its executive officers. All benefits provided under the SERP are unfunded and, as the executive officers retire, the Company will make a payment to the participant. At March 31, 2019 and December 31, 2018, the Company recorded $92,000 and $83,000, respectively for the SERP in other liabilities. For the three months ended March 31, 2019 and 2018, the expense included in employee benefits for the SERP totaled $9,000 for both periods.

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

The following table presents the components of the net periodic pension plan cost for the Company’s Defined Benefit Pension Plan (the “Pension Plan”) for the periods indicated:

	For the three months ended March 31,
	2019	2018
	(In thousands)
Service cost	$71	$84
Interest cost	119	103
Expected return on assets	(214)	(197)
Amortization of unrecognized loss	26	54
Net periodic pension cost	$2	$44

The benefit obligation activity for the Pension Plan was calculated using an actuarial measurement date of January 1. Plan assets and the benefit obligations were calculated using an actuarial measurement date of December 31.

The Company will assess the need for future annual contributions to the Pension Plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. A contribution of $500,000 was made to the pension plan during the three months ended March 31, 2019

Employee stock ownership plan (“ESOP”)

Effective upon the completion of the Company's initial public stock offering in October 2017, the Bank established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $775,740 in proceeds from a term loan obtained from the Company to purchase 77,574 shares of common stock in the initial public offering at a price of $10.00 per share. The ESOP loan will be repaid principally from the Bank's contribution to the ESOP in annual payments through 2047 based on the prime rate of interest on the first business day each year. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Bank recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares would be recorded as a reduction of retained earnings and dividends on unallocated shares would be recorded as a reduction of debt. The Company recognized $7,702 for the three months ended March 31, 2019. At December 31, 2018, there were 74,407 shares not yet released having an aggregate market value of approximately $592,000. Participant vesting provisions for the ESOP are 20% per year and will be fully vested upon completion of six years of credited service. Eligible employees who were employed with the Bank shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2019 (unaudited) and December 31, 2018 and THE three months ended MARCH 31, 2019 and 2018 (unaudited)

10.	EARNINGS PER SHARE COMMON

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is net income to the Company. The Company has not granted any restricted stock awards or stock options and, during the three months ended March 31, 2019 and 2018, had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.

The following table sets forth the calculation of basic earnings per share.

	Three months ended March 31,
(In thousands of dollars except per share data)	2019	2018

Basic earnings per common share:
Net income available to common stockholders	$230	$167
Weighted average common shares outstanding	1,887,702	1,901,937
	$0.12	$0.09

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of March 31, 2019 (unaudited) and December 31, 2018 and THE three Months ended MARCH 31, 2019 and 2018 (unaudited)

11.	NON-INTEREST INCOME

The Company has included the following table regarding the Company's non-interest income for the periods presented.

	For the three months ended March 31,
	2019	2018
	(Dollars in Thousands)
Service fees
Deposit related fees	$10	$18
Loan servicing income	23	20
Total service fees	33	38
Income from financial services
Securities commission income	46	48
Insurance commission income	4	4
Total insurance and securities commission income	50	52
Card income
Debit card interchange fee income	21	17
ATM fees	5	2
Insufficient fund fees	25	9
Total card and insufficient funds income	51	28
Realized gain on sale of residential mortgage loans
Realized gain on sales of residential mortgage loans	21	1
Bank owned life insurance	14	14
Other miscellaneous income	5	7
Total non-interest income	$174	$140

The Company recognizes revenue as it is earned. The following is a discussion of key revenues within the scope of the new revenue guidance:

•	Service fees – Revenue from fees on deposit accounts is earned at the time that the charge is assessed to the customer's account. Fee waivers are discretionary and usually reversed within the same reporting period as assessed.

•	Fee income – Fee income is earned through commissions and is satisfied over the time which the fee has been assessed.

•	Card income and insufficient funds fees – Card income consists of interchange fees from consumer debit card networks and other card related services. Interchange rates are set by the card networks. Interchange fees are based on purchase volumes and other factors and are recognized as transactions occur. Insufficient funds fees are satisfied at the time the charge is assessed to the customer's account.

•	Realized gains on sale of residential mortgage loans and available-for-sale securities are realized at the time the transaction occurs.

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

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets (primarily cash and due from banks), and the interest we pay on our interest-bearing liabilities, consisting primarily of demand accounts, NOW accounts, savings accounts, money market accounts, certificate of deposit accounts and borrowings. Our results of operations also are affected by non-interest income, our provision for loan losses and non-interest expense. Non-interest income consists primarily of fee income and service charges, income from our financial services division, earnings on bank owned life insurance and realized gains on sales of loans. Non-interest expenses consist primarily of compensation and employee benefits, core processing, premises and equipment, professional fees, postage and office supplies, FDIC premiums, advertising, and other expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities. For the three months ended March 31, 2019, we had net income of $230,000 compared to net income of $167,000 for the three months ended March 31, 2018. The period over period $63,000 increase in net income was due to an increase in net interest income and an increase in non-interest income, partially offset by an increase in non-interest expense and an increase in the provision for loan losses.

At March 31, 2019, we had $202.2 million in consolidated assets, an increase of $6.9 million, or 3.5%, from $195.3 million at December 31, 2018. During the first three months of 2019, we continued to focus on loan production, particularly with respect to commercial and industrial loans as well as commercial real estate loans.

The Bank has been approved by the New York Banking Development District program to open a new branch office location in Bridgeport, New York. The Bank expects to open the branch in the fall of 2019.

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

	For the Three Months Ended March 31,
	2019			2018
	Average Outstanding Balance	Interest	Yield/ Rate(4)	Average Outstanding Balance	Interest	Yield/ Rate(5)
	(Dollars in thousands)

Interest-earning assets:

Loans	$159,084	$1,886	4.74%	$143,160	$1,601	4.47%
Available-for-sale securities	27,014	176	2.61%	24,115	125	2.07%
FHLB Stock	2,868	52	7.25%	2,422	40	6.61%
Other interest-earning assets	1,312	7	2.13%	2,833	12	1.69%
Total interest-earning assets	190,278	$2,121	4.46%	172,530	$1,778	4.12%
Noninterest-earning assets	8,258			7,131
Total assets	$198,536			$179,661

Interest-bearing liabilities:

NOW accounts	$14,026	$6	0.17%	$12,292	$5	0.16%
Regular savings and demand club accounts	22,112	5	0.09%	21,267	3	0.06%
Money market accounts	15,053	31	0.82%	13,442	18	0.54%
Certificates of deposit and retirement accounts	77,786	385	1.97%	72,127	250	1.39%
Total interest-bearing deposits	128,977	427	1.32%	119,128	276	0.93%
FHLB Borrowings	34,257	199	2.32%	27,252	138	2.03%
Total interest-bearing liabilities	163,234	$626	1.53%	146,380	$414	1.13%
Noninterest-bearing deposits	13,832			13,590
Other non-interest bearing liabilities	1,687			1,394
Total liabilities	178,753			161,364
Equity	19,783			18,297
Total liabilities and equity	$198,536			$179,661

Net interest income		$1,496			$1,364
Net interest rate spread (1)			2.93%			2.99%
Net interest-earning assets (2)	$27,044			$26,150
Net interest margin (3)			3.14%			3.16%
Average interest-earning assets to average interest-bearing liabilities	117%			118%

(1)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.
(4)	Annualized.

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

	Three Months Ended March 31,
	2019 vs. 2018
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)

Interest-earning assets:
Loans	$178	$107	$285
Available-for-sale securities	15	36	51
FHLB Stock	7	5	12
Other interest-earning assets	(6)	1	(5)
Total interest-earning assets	$194	$149	$343

Interest-bearing liabilities:
NOW accounts	$1	$-	$1
Regular savings and demand club accounts	0	2	2
Money market accounts	2	11	13
Certificates of deposit and retirement accounts	20	115	135
Total deposits	23	128	151

FHLB Borrowings	23	37	61

Total interest-bearing liabilities	46	165	211

Change in net interest income	$148	$(16)	$132

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Total assets increased $6.9 million, or 3.5%, to $202.2 million at March 31, 2019 from $195.3 million at December 31, 2018. The increase was primarily due to increases in loans.

Loans increased $5.2 million, or 3.3%, to $160.1 million at March 31, 2019 from $154.7 million at December 31, 2018, reflecting increases in residential construction loans and commercial real estate loans. Residential construction loans increased $2.0 million, or 58.2%, to $5.5 million at March 31, 2019, from $3.5 million at December 31, 2018. Commercial real-estate loans increased $3.9 million, or 16.5%, to $27.3 million at March 31, 2019, from $23.4 million at December 31, 2108. In the first three months of 2019, we increased our portfolio of residential construction loans and commercial real estate loans to increase earnings.

Securities available-for-sale increased by $834,000, or 3.2%, to $27.0 million at March 31, 2019 from $26.2 million at December 31, 2018. The increase was primarily due to purchases of $1.0 million in new securities, partially offset by principal repayments of $435,000. The new purchases included two municipal bonds.

Premises and equipment increased by $805,000, or 23.4%, to $4.2 million at March 31, 2019, from $3.4 million at December 31, 2018, primarily due to the remodeling of our main office.

Cash and due from banks decreased $1.2 million to $2.2 million or, 35.5%, at March 31, 2019 from $3.4 million at December 31, 2018 due to investment in loans and securities.

Total deposits increased $2.3 million, or 1.6%, to $146.3 million at March 31, 2019 from $144.0 million at December 31, 2018. The increase was primarily due to an increase in demand deposit accounts and savings accounts. Demand deposit accounts increased $711,000, or 5.3%, to $13.9 million at March 31, 2019 from $13.2 million at December 31, 2018. Savings accounts increased $1.2 million or 5.4% to $22.7 million at March 31, 2019, from $21.5 million at December 31, 2108. The increase of demand deposit accounts and savings accounts was primarily due to special advertising promotions during the first three months of 2019.

Total borrowings from the FHLBNY increased $4.9 million, or 17.3%, to $33.2 million at March 31, 2019 from $28.3 million at December 31, 2018 as we increased borrowings to fund loan growth.

Total stockholders’ equity increased $342,000, or 1.8%, to $19.8 million at March 31, 2019 from $19.4 million at December 31, 2018. The increase was primarily due to net income of $230,000 and a decrease of unearned ESOP shares of $6,000 and a decrease in accumulated other comprehensive loss of $254,000, partially offset by the purchase of treasury stock of $148,000.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018

General. Net income increased $63,000, or 37.7%, to $230,000 for the three months ended March 31, 2019, from $167,000 for the three months ended March 31, 2018. The increase was due to increases in net interest income and non-interest income, partially offset by an increase in the provision for loan losses, and an increase in non-interest expense.

Interest Income. Interest income increased $343,000, or 19.3%, to $2.1 million for the three months ended March 31, 2019, from $1.8 million for the three months ended March 31, 2018. Our average balance of interest-earning assets increased $17.7 million, or 10.3%, to $190.3 million for the three months ended March 31, 2019 from $172.5 million for the three months ended March 31, 2018 due primarily to increases in the average balance of loans and available-for-sale securities. The average yield on interest-earning assets increased 34 basis points to 4.46% for the three months ended March 31, 2019 from 4.12% for the three months ended March 31, 2018 as our interest-earning assets repriced with the rising interest rate environment.

Interest income on loans increased $285,000, or 17.8%, to $1.9 million for the three months ended March 31, 2019 from $1.6 million for the three months ended March 31, 2018 due to the increase in the average balance of loans and the increase in the average yield on loans. Our average balance of loans increased $15.9 million, or 11.1%, to $159.1 million for the three months ended March 31, 2019 from $143.2 million for the three months ended March 31, 2018. The increase in the average balance of loans resulted from our continued emphasis on growing our commercial real estate portfolio. Our average yield on loans increased 27 basis points to 4.74% for the three months ended March 31, 2019 from 4.47% for the three months ended March 31, 2018, as our adjustable rate loans repriced with the rising interest rate environment and we received pre-payment penalties on several commercial real estate loans.

Interest income on available-for-sale securities increased $51,000, or 40.8%, to $176,000 for the three months ended March 31, 2019 from $125,000 for the three months ended March 31, 2018 due primarily to increases in the average yield of available-for-sale securities and the average balance of available-for- sale securities. The average yield we earned on available-for-sale securities increased 54 basis points to 2.61% for the three months ended March 31, 2019 from 2.07% for the three months ended March 31, 2018 primarily as a result of lower premium amortization resulting from slower prepayment speeds on mortgage-backed securities and the repricing of floating rate securities to the three-month LIBOR in a rising rate environment. The average balance of available-for-sale securities increased $2.9 million, or 12.02%, to $27.0 million for the three months ended March 31, 2019 from $24.1 million for the three months ended March 31, 2018. The increase in the average balance of available-for-sale securities was due in part to the purchase of floating rate corporate bonds to hedge against a rising interest rate environment.

Interest Expense. Interest expense increased $211,000, or 51.0%, to $625,000 for the three months ended March 31, 2019 from $414,000 for the three months ended March 31, 2018, due to increases in interest expense on deposits and borrowings. Our average balance of interest-bearing liabilities increased $16.9 million, or 11.5%, to $163.2 million for the three months ended March 31, 2019 from $146.4 million for the three months ended March 31, 2018 due primarily to increases in the average balance of deposits and FHLBNY borrowings. Our average rate on interest-bearing liabilities increased 40 basis points to 1.53% for the three months ended March 31, 2019 from 1.13% for the three months ended March 31, 2018 primarily as a result of increases in the average rate on FHLBNY borrowings and certificates of deposit.

Interest expense on deposits increased $150,000, or 54.3%, to $426,000 for the three months ended March 31, 2019 from $276,000 for the three months ended March 31, 2018 due to increases in the average rate paid on deposits and the average balance of deposits. The average rate paid on deposits increased to 1.32% for the three months ended March 31, 2019 from 0.93% for the three months ended March 31, 2018, primarily reflecting higher rates paid on promotional certificates of deposit and CDARS certificates of deposit. The average rate of certificates of deposit increased by 59 basis points to 1.98% for the three months ended March 31, 2019 from 1.39% for the three months ended March 31, 2018. The average balance of certificates of deposit increased by $5.7 million to $77.8 million for the three months ended March 31, 2019 from $72.1 million for the three months ended March 31, 2018.

Interest expense on borrowings increased $61,000, or 44.2%, to $199,000 for the three months ended March 31, 2019 from $138,000 for the three months ended March 31, 2018. The increase in interest expense on borrowings reflected the increase in the average rate of FHLBNY borrowings which increased by 28 basis points to 2.32% for the three months ended March 31, 2019 from 2.03% for the three months ended March 31, 2018. The average balance of borrowings with the FHLBNY increased in the first quarter of 2019 as compared to the first quarter of 2018 by $7.0 million from $27.3 million to $34.3 million in order to fund our asset growth. The average rate on borrowings increased due to the increase in short-term interest rates.

Net Interest Income. Net interest income increased $132,000, or 9.7%, to $1.5 million for the three months ended March 31, 2019 from $1.4 million for the three months ended March 31, 2018, primarily as a result of the growth in net interest-earning assets which increased $894,000, or 3.4%, from $26.2 million for the three months ended March 31, 2018 to $27.0 million for the three months ended March 31, 2019. Our net interest rate spread decreased by six basis points to 2.93% for the three months ended March 31, 2019 from 2.99% for the three months ended March 31, 2018, and our net interest margin decreased by two basis points to 3.14% for the three months ended March 31, 2019 from 3.16% for the three months ended March 31, 2018, primarily due to an increase in the average rate of interest bearing liabilities which outpaced the increase in the average yield of interest earning assets.

Provision for Loan Losses. We establish a provision for loan losses which is charged to operations to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses inherent in the loan portfolio that are both probable and reasonably estimated at the consolidated statement of financial condition. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan, and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses to maintain the allowance.

Based on our evaluation of the above factors, we recorded a provision for loan losses for the three months ended March 31, 2019 of $35,000 compared to a $10,000 provision for loan losses for the three months ended March 31, 2018. The increase in the provision for the three months ended March 31, 2019 was the result of the latest evaluation of our loan portfolio. We experienced net charge-offs of $169,000 of which $162,000 was related to a one-to four-family residence for the three months ended March 31, 2019. There were no charge-offs in the first quarter of 2018. The allowance for loan losses was $1.1 million, or 0.68% of net loans outstanding, at March 31, 2019, $1.2 million, or 0.79% of net loans outstanding, at December 31, 2018 and $1.3 million, or 0.88% of net loans outstanding, at March 31, 2018.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate for the three months ended March 31, 2019 and March 31, 2018. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-Interest Income. Non-interest income increased $34,000, or 24.3%, to $174,000 for the three months ended March 31, 2019 from $140,000 for the three months ended March 31, 2018. The increase was primarily due to an increase in net gains on sale of residential mortgage loans and fee income offset by a decrease in financial services income and service fees. Net gain on the sale of residential mortgage loans increased $20,000, to $21,000 for the three months ended March 31, 2019 from $1,000 for the three months ended March 31, 2018. Fee income increased $21,000 or 60.0%, to $56,000 for the three months ended March 31, 2019 from $35,000 for the three months ended March 31, 2018. Financial services income decreased $2,000, or 3.8%, to $50,000 for the three months ended March 31, 2019 from $52,000 for the three months ended March 31, 2018. The increase in gains on sale of residential mortgage loans sold was due to higher loan volume in the first quarter of 2019. Fee income increased because of our promotions targeting transaction accounts in the first quarter of 2019.

Non-Interest Expense. Non-interest expense increased by $62,000, or 4.8%, to $1.4 million for the three months ended March 31, 2019 from $1.3 million for the three months ended March 31, 2018. The increase was primarily due to increased expenses related to, premises and equipment, professional fees, and FDIC insurance premiums. Premises and equipment expense increased by $10,000 or 8.9% to $122,000 for the three months ended March 31, 2019, from $112,000 for the three months ended March 31, 2018. The increase was primarily due to the remodeling of our main office. Professional fees increased $14,000, or 19.4%, to $86,000 for the three months ended March 31, 2019 from $72,000 for the three months ended March 31, 2018. Professional fees increased due to audit, accounting and legal fees in the first quarter of 2019 as a result of being a public company. FDIC insurance premiums increased $11,000 or 550.0%, to $13,000 for the first three months ended March 31, 2019 from $2,000 for the three months ended March 31, 2018 due to an over accrual in 2017.

Income Tax Expense. We incurred income tax expense of $51,000 and $35,000 for the three months ended March 31, 2019 and 2018, respectively, resulting in effective tax rates of 18.2% and 17.3%, respectively. The increase in income tax expense for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily due to an increase in income before tax for the three months ended March 31, 2019 as compared to the same period in the previous year.

Non-Performing Assets

We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings. Non-performing assets, including non-performing loans, totaled $603,000, or 0.30% of total assets, at March 31, 2019 and $1.2 million, or 0.62% of total assets, at December 31, 2018 due to increased credit quality and collection efforts. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated. We had no non-accruing troubled debt restructurings at the dates indicated.

	At March 31, 2019	At December 31, 2018
	(Dollars in thousands)

Non-accrual loans:
Residential:
One- to four-family	$603	$1,201
Home equity loans and lines of credit	-	-
Construction	-	-
Commercial real estate	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total non-accrual loans	$603	$1,201

Accruing loans 90 days or more past due:
Residential:
One- to four-family	-	-
Home equity loans and lines of credit	-	-
Construction	-	-
Commercial real estate	-	-
Commercial and industrial	-	-
Consumer and other	-	13
Total accruing loans 90 days or more pass due	$-	$13
Total non-performing loans	603	1,214
Real estate owned	220	-
Total non-performing assets	$823	$1,214

Other non-performing loans to total loans	0.38%	0.78%
Total non-performing loans to total assets	0.30%	0.62%
Total non-performing assets to total assets	0.41%	0.62%

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)

Balance at beginning of period	$1,234	$1,241

Charge-offs:
Residential:
One- to four-family	146	-
Home equity loans and lines of credit	-	-
Construction	16	-
Commercial real estate	-	-
Commercial and industrial	-	-
Consumer and other	7	-
Total charge-offs	169	-

Recoveries:
Residential:
One- to four-family	-	-
Home equity loans and lines of credit	-	-
Construction	-	-
Commercial real estate	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total recoveries	-	-

Net charge-offs	169	-
Provision for loan losses	35	10

Balance at end of period	$1,100	$1,251

Ratios:
Net charge-offs to average loans outstanding	0.11%	0.00%
Allowance for loan losses to non-performing loans at end of period	182.42%	130.18%
Allowance for loan losses to total loans at end of period	0.68%	0.88%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from calls, maturities, and sales of securities. We also have the ability to borrow from the FHLBNY. At March 31, 2019, we had a $81.5 million line of credit with the FHLBNY and a $2.5 million line of credit with Zions Bank. At March 31, 2019, we had $33.2 million in outstanding borrowings from the FHLBNY. We have not borrowed against the line of credit with Zions Bank during the three months ended March 31, 2019.

The Board and Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2019.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which includes cash and due from banks. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At March 31, 2019, cash and due from banks totaled $2.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $27.0 million at March 31, 2019.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year at March 31, 2019, totaled $57.7 million, or 39.4%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLBNY advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At March 31, 2019, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at March 31, 2019. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawns upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2019, we had outstanding commitments to originate loans of $2.2 million. We anticipate that we will have sufficient funds available to meet our current lending commitments.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Impact of Inflation and Changing Price

The consolidated financial statements and related data presented herein have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

As of March 31, 2109, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with regard to shares repurchased by the Company during the quarter ended March 31, 2019.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 — January 31, 2019	2,750		$8.29	2,750	96,196
February 1 — February 28, 2019	670		$8.12	3,420	95,526
March 1 — March 31, 2019	14,041		$8.30	17,461	81,480
Total	17,461	$		17,461

(1) The Company’s Board of Directors authorized its first stock repurchase program on October 21, 2018 acquire up to 98,946 shares, or 5.0% of the Company’s then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101	The following materials from Seneca Financial Corp. Form 10-Q for the three months ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition (iii) the Consolidated Statements of Comprehensive Income (loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENECA FINANCIAL CORP.
(registrant)

May 15, 2019	/s/ Joseph G. Vitale
Joseph G. Vitale
President and Chief Executive Officer

May 15, 2019	/s/ Vincent J. Fazio
Vincent J. Fazio
Executive Vice President and Chief Financial Officer

