Form 10-Q
period 2019-06-30
Seneca Financial Corp.
filed 2019-08-14
CIK 1708715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 13, 2019, there were 1,912,959 shares issued and outstanding of the registrant’s common stock.

SENECA FINANCIAL CORP.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,732	$3,470
Securities, available-for-sale	25,792	26,174
Loans, net of allowance for loan losses of $1,155 and $1,234	163,868	154,650
Federal Home Loan Bank of New York stock, at cost	2,905	2,622
Accrued interest receivable	763	771
Premises and equipment, net	4,352	3,445
Other real estate owned	220	-
Bank owned life insurance	2,465	2,438
Pension assets	1,747	1,250
Other assets	494	487
Total assets	$206,338	$195,307

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$16,961	$13,201
Interest bearing	130,987	130,774
Total Deposits	147,948	143,975
Federal Home Loan Bank advances	33,850	28,350
Advances from borrowers for taxes and insurance	2,768	2,127
Other liabilities	1,647	1,444
Total liabilities	186,213	175,896
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized and unissued
Common stock, $0.01 par value, 19,000,000 shares authorized, 1,978,923 shares issued and 1,934,414 shares outstanding at June 30, 2019 and 1,978,923 shares issued and outstanding at December 31, 2018	9	9
Additional paid-in capital	7,846	7,846
Treasury stock, at cost (44,509 shares at June 30, 2019)	(381)	-
Retained earnings	16,032	15,487
Unearned ESOP shares, at cost	(734)	(747)
Accumulated other comprehensive loss	(2,647)	(3,184)
Total stockholders' equity	20,125	19,411
Total liabilities and stockholders' equity	$206,338	$195,307

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
INTEREST INCOME
Loans, including fees	$1,974	$1,724	$3,860	$3,325
Securities	219	188	447	353
Other	4	7	11	19
Total interest income	2,197	1,919	4,318	3,697
INTEREST EXPENSE
Deposits	445	303	871	579
Advances and borrowings	216	144	415	282
Total interest expense	661	447	1,286	861
Net interest income	1,536	1,472	3,032	2,836
PROVISION FOR LOAN LOSSES	55	-	90	10
Net interest income after provision for loan losses	1,481	1,472	2,942	2,826
NON-INTEREST INCOME
Service fees	34	31	67	69
Income from financial services	99	38	149	90
Fee income	68	49	124	84
Earnings on bank-owned life insurance	13	14	27	28
Net gains on sale of residential mortgage loans	14	6	35	7
Total non-interest income	228	138	402	278
NON-INTEREST EXPENSE
Compensation and employee benefits	767	756	1,487	1,472
Core processing	136	199	334	390
Premises and equipment	129	123	251	235
Professional fees	128	73	214	145
Postage & office supplies	25	27	53	59
FDIC premiums	16	10	29	12
Advertising	45	67	93	99
Mortgage recording tax	(76)	17	(75)	26
Other	151	112	289	238
Total non-interest expense	1,321	1,384	2,675	2,676
Income before provision for income taxes	388	226	669	428
PROVISION FOR INCOME TAXES	73	33	124	68
Net income	$315	$193	$545	$360

Net income per common shares - basic	$0.17	$0.10	$0.29	$0.19
Weighted average number of common shares outstanding - basic	1,895,824	1,902,261	1,861,301	1,902,585

The accompanying notes are an integral part of these consolidated statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
NET INCOME	$315	$193	$545	$360

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX
Available-for-sale securities:
Unrealized holding gains (losses) arising during period	360	(18)	681	(318)
Less reclassification adjustment for net gains included in net income	-	-	-	-

Net unrealized (losses) gains on available-for-sale securities	360	(18)	681	(318)

Defined benefit pension plan:
Net gains (losses) arising during the period	-	-	-	-
Less reclassification of amortization of net losses recognized in net pension expense	-	-	-	-

Net changes in defined benefit pension plan	-	-	-	-

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX	360	(18)	681	(318)

Tax effect	77	(4)	144	(67)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	283	(14)	537	(251)

TOTAL COMPREHENSIVE INCOME	$598	$179	$1,082	$109

The accompanying notes are an integral part of these consolidated statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

						Accumulated
		Additional			Unearned	Other
	Common	Paid-In	Treasury	Retained	ESOP	Comprehensive	Total
	Stock	Capital	Stock	Earnings	Shares	Loss	Equity
BALANCE, JANUARY 1, 2019	$9	$7,846	$-	$15,487	$(747)	$(3,184)	$19,411

Net income	-	-	-	545	-	-	545
Other comprehensive income	-	-	-	-	-	537	537
ESOP shares committed to be released (1,293 shares)	-	-	-	-	13	-	13
Purchase of treasury shares at cost (44,509 shares)	-	-	(381)	-	-	-	(381)

BALANCE, JUNE 30, 2019	$9	$7,846	$(381)	$16,032	$(734)	$(2,647)	$20,125

BALANCE, JANUARY 1, 2018	$9	$7,846	$-	$14,637	$(770)	$(3,320)	$18,402

Net income	-	-	-	360	-	-	360
Other comprehensive loss	-	-	-	-	-	(251)	(251)
ESOP shares committed to be released (1,293 shares)	-	-	-	-	13	-	13

BALANCE, JUNE 30, 2018	$9	$7,846		$14,997	$(757)	$(3,571)	$18,524

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$545	$360
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	107	100
Provision for loan losses	90	10
Net amortization of premiums and discounts on securities	105	135
Gain on sale of residential mortgage loans	(35)	(7)
Proceeds from sale of residential mortgage loans	1,441	1,780
Loans originated and sold	(1,406)	(1,780)
Amortization of deferred loan fees	13	13
ESOP compensation expense	13	13
Earnings on investment in bank owned life insurance	(27)	(28)
Decrease in accrued interest receivable	8	12
Increase in pension assets	(497)	-
Increase in other assets	(7)	(698)
Decrease in deferred income tax benefit	0	67
Increases (decrease) in other liabilities	60	(151)
Net cash flow provided by operating activities	410	(174)
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in securities available-for-sale
Proceeds from calls and maturities	280	-
Proceeds from sales	1,795	-
Principal repayments	874	1,236
Purchases	(1,991)	(6,538)
Purchase of Federal Home Loan Bank of New York stock	(830)	(762)
Redemption of Federal Home Loan Bank of New York stock	547	470
Loan originations and principal collections, net	(9,542)	(4,272)
Purchases or premises and equipment	(1,014)	(14)
Net cash flow used in investing activities	(9,881)	(9,880)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	3,973	3,209
Increase in advances from borrowers for taxes and insurance	641	650
Purchase of treasury stock	(381)	-
Repayments on long-term FHLB advances	(4,000)	(1,000)
Proceeds from long-term FHLB advances	10,500	2,350
(Decrease) increase in short-term FHLB advances	(1,000)	3,900
Net cash flow provided by financing activities	9,733	9,109
Net change in cash and cash equivalents	262	(945)
CASH AND CASH EQUIVALENTS - beginning of year	3,470	4,375
CASH AND CASH EQUIVALENTS - end of year	$3,732	$3,430
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and borrowed funds	$1,223	$870
Income taxes	$125	$38
Transfer of loans to other real estate owned	$220	$-

  The accompanying notes are an integral part of these consolidated statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of JUNE 30, 2019 (unaudited) and December 31, 2018 and THE three AND SIX months ended JUNE 30, 2019 and 2018 (unaudited)

1.	BASIS OF PRESENTATION

Seneca Financial Corp. (the “Company”), a federal corporation that was organized in 2017, is a savings and loan holding company of Seneca Savings (the “Bank”). The Bank maintains its executive offices and main office in Baldwinsville, New York, with branches in Liverpool and North Syracuse, New York. The Bank is a community-oriented savings bank whose business primarily consists of accepting deposits from customers within its market area and investing those funds primarily in commercial and residential mortgage loans. The Bank has one wholly-owned subsidiary: Seneca Savings Insurance Agency, Inc. dba Financial Quest ("Quest"). Quest offers financial planning and investment advisory services and sells various insurance and investment products through broker networks. The consolidated financial statements of the Company include the accounts of Quest and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the consolidated financial position of the Company as of June 30, 2019 and the results of its operations and its cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Form 10-K of the Company.

The results of operations at and for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year or any other period.

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

In July 2019, the FASB decided to add a project to its technical agenda to propose staggered effective dates for certain accounting standards, including ASU 2016-13. The FASB has proposed an approach that ASU 2016-13 will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Company, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. For all other entities, including smaller reporting companies like the Company, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies). The FASB is currently in the process of drafting a proposed ASU for this project to be voted upon by FASB members after a 30 day comment period. The Company is currently a smaller reporting company, and if this proposal is approved and becomes effective, the Company’s expected adoption date for ASU 2016-13 would change from fiscal years beginning after December 15, 2019 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of JUNE 30, 2019 (unaudited) and December 31, 2018 and THE three AND SIX months ended JUNE 30, 2019 and 2018 (unaudited)

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

In July 2019, the FASB decided to add a project to its technical agenda to propose staggered effective dates for certain accounting standards, including ASU 2016-13. The FASB has proposed an approach that ASU 2016-13 will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Company, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. For all other entities, including smaller reporting companies like the Company, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies). The FASB is currently in the process of drafting a proposed ASU for this project to be voted upon by FASB members after a 30 day comment period. The Company is currently a smaller reporting company, and if this proposal is approved and becomes effective, the Company’s expected adoption date for ASU 2016-13 would change from fiscal years beginning after December 15, 2019 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of JUNE 30, 2019 (unaudited) and December 31, 2018 and THE three AND SIX months ended JUNE 30, 2019 and 2018 (unaudited)

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of JUNE 30, 2019 (unaudited) and December 31, 2018 and THE three AND SIX months ended JUNE 30, 2019 and 2018 (unaudited)

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of JUNE 30, 2019 (unaudited) and December 31, 2018 and THE three AND SIX Months ended JUNE 30, 2019 and 2018 (unaudited)

3.	Securities

The amortized cost and fair values of securities, with gross unrealized gains and losses are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available-for-sale securities:

June 30, 2019 (Unaudited):
Municipal securities	$10,035	$120	$(21)	$10,134
Mortgage-backed securities and collateralized mortgage obligations	9,309	75	(65)	9,319
Corporate securities	6,318	37	(16)	6,339
	$25,662	$232	$(102)	$25,792

December 31, 2018:
Municipal securities	$9,850	$10	$(181)	$9,679
Mortgage-backed securities and collateralized mortgage obligations	11,022	-	(243)	10,779
Corporate securities	5,853	-	(137)	5,716
	$26,725	$10	$(561)	$26,174

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

Investment securities with carrying amounts of $8.7 million and $9.8 million were pledged to secure advances and for other purposes required or permitted by law at June 30, 2019 and December 31, 2018, respectively.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of JUNE 30, 2019 (unaudited) and December 31, 2018 and THE three AND SIX months ended JUNE 30, 2019 and 2018 (unaudited)

3.	Securities (Continued)

The amortized cost and fair value of debt securities based on the contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	June 30, 2019		December 31, 2018
	(Unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$500	$501	$500	$501
Due after one year through five years	6,228	6,258	3,372	3,313
Due after five years through ten years	5,833	5,894	7,481	7,357
Due after ten years	3,792	3,820	4,350	4,225
Mortgage-backed securities and collateralized mortgage obligations	9,309	9,319	11,022	10,778
	$25,662	$25,792	$26,725	$26,174

During the three months ended June 30, 2019 the Company sold $1.8 million of available-for-sale securities with a cross realized gain of $6,364 and a gross realized loss of $5,568. During the three months ended June 30, 2018 the Company did not sell available-for-sale securities. During the six months ended June 30, 2019 the Company sold $1.8 million of available-for-sale securities with gross realized gain of $6,364 and gross realized loss of $5,568. During the six months ended June 30, 2018, the Company did not sell available-for-sale securities.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of JUNE 30, 2019 (unaudited) and December 31, 2018 and THE three AND SIX months ended JUNE 30, 2019 and 2018 (unaudited)

3.	Securities (Continued)

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position follows:

	Less than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
June 30, 2019 (Unaudited):
Municipal securities	$(1)	$314	$(20)	$1,432
Mortgage-backed securities and collateralized mortgage obligations	-	-	(65)	4,988
Corporate Securities	(3)	1,001	(13)	2,525
	$(4)	$1,315	$(98)	$8,945

December 31, 2018:
Municipal securities	$(7)	$1,786	$(173)	$6,636
Mortgage-backed securities and collateralized mortgage obligations	(19)	3,249	(225)	7,530
Corporate Securities	(137)	5,716	-	-
	$(163)	$10,751	$(397)	$14,166

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For the six months ended June 30, 2019 and 2018, the Company did not record an other-than-temporary impairment charge.

At June 30, 2019, three municipal securities, eight mortgage-backed securities and collateralized mortgage obligations and five corporate securities were in a continuous loss position for more than twelve months. At June 30, 2019, one municipal and two corporate securities were in a continuous loss position for less than twelve months.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of JUNE 30, 2019 (unaudited) and December 31, 2018 and THE three AND SIX months ended JUNE 30, 2019 and 2018 (unaudited)

4.	LOANS

Net loans at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
	(Unaudited)
	(Dollars in Thousands)
Mortgage loans on real estate:
One-to-four family first lien residential	$99,458	$102,617
Residential construction	6,649	3,500
Home equity loans and lines of credit	9,538	9,212
Commercial	31,059	23,409

Total mortgage loans on real estate	$146,704	$138,738

Commercial and industrial	15,654	14,134

Consumer loans	2,185	2,519

Total loans	164,543	155,391

Allowance for credit losses	(1,155)	(1,234)
Net deferred loan origination costs	480	493

Net loans	$163,868	$154,650

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of JUNE 30, 2019 (unaudited) and December 31, 2018 and THE three AND SIX months ended JUNE 30, 2019 and 2018 (unaudited)

4.	LOANS (Continued)

Risk Characteristics of Portfolio Segments

The risk characteristics within the loan portfolio vary depending on the loan segment. Consumer loans generally are repaid from personal sources of income. Risks associated with consumer loans primarily include general economic risks such as declines in the local economy creating higher rates of unemployment. Those conditions may also lead to a decline in collateral values should the Company be required to repossess the collateral securing consumer loans. These economic risks also impact the commercial loan segment, however commercial loans are considered to have greater risk than consumer loans as the primary source of repayment is from the cash flow of the business customer. Real estate loans, including residential mortgages, commercial, and home equity loans, comprise approximately 89% of the portfolio at June 30, 2019 and 90% of the portfolio at December 31, 2018. Loans secured by real estate provide collateral protection and thus significantly reduce the inherent risk in the portfolio.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of JUNE 30, 2019 (unaudited) and December 31, 2018 and THE three AND SIX Months ended JUNE 30, 2019 and 2018 (unaudited)

4.	LOANS (Continued)

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings within the Company's internal risk rating system as of June 30, 2019 and December 31, 2018. There were no doubtful accounts at June 30, 2019 or December 31, 2018.

	June 30,2019 (Unaudited)
	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Loss	Total
Mortgage loans on real estate:
One-to four-family first lien residential	$99,458	$-	$-	$-	$99,458
Residential construction	6,649	-	-	-	6,649
Home equity loans and lines of credit	9,538	-	-	-	9,538
Commercial	28,662	59	2,338	-	31,059
Total mortgage loans on real estate	144,307	59	2,338	-	146,704
Commercial and industrial	15,162	482	10		15,654
Consumer loans	2,185	-	-	-	2,185
Total loans	$161,654	$541	$2,348	$-	$164,543

	December 31, 2018
	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Loss	Total
Mortgage loans on real estate:
One-to four-family first lien residential	$102,617	$-	$-	$-	$102,617
Residential construction	3,500	-	-	-	3,500
Home equity loans and lines of credit	9,212	-	-	-	9,212
Commercial	21,260	-	2,149	-	23,409
Total mortgage loans on real estate	136,589	-	2,149	-	138,738
Commercial and industrial	13,887	-	247		14,134
Consumer loans	2,519	-	-	-	2,519
Total loans	$152,995	$-	$2,396	$-	$155,391

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of JUNE 30, 2019 (unaudited) and December 31, 2018 and THE three AND SIX months ended JUNE 30, 2019 and 2018 (unaudited)

4.	LOANS (Continued)

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date. An age analysis of past due loans, segregated by class of loans, are as follows:

	June 30,2019 (Unaudited)
	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
One-to four-family first lien residential	$1,074	$56	$636	$1,766	$97,692	$99,458
Residential construction	-	-	-	-	6,649	6,649
Home equity loans and lines of credit	-	-	-	-	9,538	9,538
Commercial	-	-	-	-	31,059	31,059
Total mortgage loans on real estate	1,074	56	636	1,766	144,938	146,704
Commercial and industrial	-	-	-	-	15,654	15,654
Consumer loans	33	-	-	33	2,152	2,185
Total loans	$1,107	$56	$636	$1,799	$162,744	$164,543

	December 31, 2018
	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
One-to four-family first lien residential	$1,331	$628	$670	$2,629	$99,988	$102,617
Residential construction	-	-	462	462	3,038	3,500
Home equity loans and lines of credit	-	-	-	-	9,212	9,212
Commercial	-	364	-	364	23,045	23,409
Total mortgage loans on real estate	1,331	992	1,132	3,455	135,283	138,738
Commercial and industrial	-	-	-	-	14,134	14,134
Consumer loans	3	-	13	16	2,503	2,519
Total loans	$1,334	$992	$1,145	$3,471	$151,920	$155,391

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of JUNE 30, 2019 (unaudited) and December 31, 2018 and THE three AND SIX months ended JUNE 30, 2019 and 2018 (unaudited)

4.	LOANS (Continued)

Nonaccrual loans, segregated by class of loan as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
	(Unaudited)
	(Dollars in Thousands)
Mortgage loans on real estate	$706	$1,201
Commercial and industrial loans	-	-
Consumer loans	-	13
Total nonaccrual loans	$706	$1,214

The decrease in nonaccrual loans was mostly attributed to the sale of a one-to four-family residence under construction and the foreclosure of a one-to four-family residence reported as other real estate owned at June 30, 2019.

The following tables summarize impaired loan information by portfolio class:

	June 30, 2019 (Unaudited)
	(Dollars in Thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Mortgage loans on real estate	$313	$313	$24
Commercial and industrial loans	-	-	-
	313	313	24
With no allowance recorded:
Mortgage loans on real estate	1,344	1,344	-
Commercial and industrial loans	-	-	-
	1,344	1,344	-

Total	$1,657	$1,657	$24

	December 31, 2018
	(Dollars in Thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Mortgage loans on real estate	$780	$780	$38
Commercial and industrial loans	-	-	-
	780	780	38
With no allowance recorded:
Mortgage loans on real estate	1,313	1,313	-
Commercial and industrial loans	-	-	-
	1,313	1,313	-

Total	$2,093	$2,093	$38

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of JUNE 30, 2019 (unaudited) and December 31, 2018 and THE three AND SIX MONTHS ended JUNE 30, 2019 and 2018 (unaudited)

4.	LOANS (Continued)

The following table presents the average recorded investment in impaired loans:

	June 30, 2019	December 31, 2018
	(Unaudited)
	(Dollars in Thousands)
Mortgage loans on real estate	$1,657	$2,026
Commercial and industrial loans	-	-
Total	$1,657	$2,026

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

As of March 31, 2018, the Company modified two commercial mortgage loans valued together at $1.0 million that are considered accruing TDRs. We modified the terms to interest only for a two-year period. At the three and six month periods ending June 30, 2019 and 2018 we had two commercial mortgage loans totaling $1.0 million that are considered TDRs. These TDRs are paying according to their modified terms and are classified as substandard and impaired at June 30, 2019.

The following table presents interest income recognized on impaired loans for the three months ended June 30, 2019 and 2018:

	June 30,
	2019	2018

	(Unaudited)
	(Dollars in Thousands)
Mortgage loans on real estate - commercial	$8	$8
Commercial and industrial loans	-	-
Total	$8	$8

The following table presents interest income recognized on impaired loans for the six months ended June 30, 2019 and 2018:

	June 30,
	2019	2018

	(Unaudited)
	(Dollars in Thousands)
Mortgage loans on real estate - commercial	$19	$18
Commercial and industrial loans	-	-
Total	$19	$18

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of JUNE 30, 2019 (unaudited) and December 31, 2018 and THE three AND SIX MONTHS ended JUNE 30, 2019 and 2018 (unaudited)

4.	LOANS (Continued)

The following tables summarize the activity in the allowance for loan losses for the three and six months ended June 30, 2019 and 2018.

	For the three months ended June 30, 2019 (Unaudited)
	(In thousands)
	Mortgage loans on Real Estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$879	$103	$8	$110	$1,100
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision	15	10	13	17	55
Ending balance	$894	$113	$21	$127	$1,155

	For the three months ended June 30, 2018 (Unaudited)
	(In thousands)
	Mortgage loans on Real Estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$881	$129	$3	$238	$1,251
Charge-offs	-	-	(9)	-	(9)
Recoveries	-	-	-	-	-
Provision	(14)	(2)	11	5	-
Ending balance	$867	$127	$5	$243	$1,242

	For the six months ended June 30, 2019 (Unaudited)
	(In thousands)
	Mortgage loans on Real Estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$933	$132	$17	$152	$1,234
Charge-offs	(169)	-	-	-	(169)
Recoveries	-	-	-	-	-
Provision	130	(19)	4	(25)	90
Ending balance	$894	$113	$21	$127	$1,155

	For the six months ended June 30, 2018 (Unaudited)
	(In thousands)
	Mortgage loans on Real Estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$870	$116	$5	$250	$1,241
Charge-offs	-	-	(9)	-	(9)
Recoveries	-	-	-	-	-
Provision	(3)	11	9	(7)	10
Ending balance	$867	$127	$5	$243	$1,242

The charge-offs of $169,000, for the six months ended June 30, 2019 consisted of a $16,000 charge-off of a one-to-four family construction loan, charge-off of three consumer loans totaling $7,000, and a charge-off of a one-to four-family residence for $146,000. The one-to four-family residence of $220,000 is reported as other real estate owned at June 30, 2019.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of June 30, 2019 (unaudited) and December 31, 2018 and THE three and six months ended june 30, 2019 and 2018 (unaudited)

5.	COMPREHENSIVE INCOME (LOSS)

The balances and changes in the components of accumulated other comprehensive loss, net of tax, are as follows:

	For the three months ended June 30, 2019 (Unaudited)
	Unrealized Gains (Losses) on	Net Gain	Accumulated Other
	Available for Sale Securities	Losses on Pension Plan	Comprehensive Income (Loss)

	(Dollars in Thousands)
Beginning balance	$(182)	$(2,748)	$(2,930)
Other comprehensive (loss) income	283	-	283
Ending balance	$101	$(2,748)	$(2,647)

	For the three months ended June 30, 2018 (Unaudited)
	Unrealized Gains (Losses) on	Net (Losses)	Accumulated Other
	Available for Sale Securities	on Pension Plan	Comprehensive Income (Loss)

	(Dollars in Thousands)
Beginning balance	$(443)	$(3,114)	$(3,557)
Other comprehensive income (loss)	(14)	-	(14)
Ending balance	$(457)	$(3,114)	$(3,571)

	For the six months ended June 30, 2019 (Unaudited)
	Unrealized Gains (Losses) on	Net Loss	Accumulated Other
	Available for Sale Securities	on Pension Plan	Comprehensive Income (Loss)

	(Dollars in Thousands)
Beginning balance	$(436)	$(2,748)	$(3,184)
Other comprehensive (loss) income	537	-	537
Ending balance	$101	$(2,748)	$(2,647)

	For the six months ended June 30, 2018 (Unaudited)
	Unrealized Loss on	Net (Losses)	Accumulated Other
	Available for Sale Securities	on Pension Plan	Comprehensive Income (Loss)

	(Dollars in Thousands)
Beginning balance	$(206)	$(3,114)	$(3,320)
Other comprehensive income (loss)	(251)	-	(251)
Ending balance	$(457)	$(3,114)	$(3,571)

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of JUNE 30, 2019 (unaudited) and December 31, 2018 and THE three and six months ended june 30, 2019 and 2018 (unaudited)

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of june 30, 2019 (unaudited) and December 31, 2018 and THE three and six months ended june 30, 2019 and 2018 (unaudited)

6.	FAIR VALUE MEASUREMENT and FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

	Total	Level 1	Level 2	Level 3

	(In Thousands of Dollars)
Available-for-sale Securities:
June 30, 2019:
Municipal securities	$10,134	$-	$10,134	$-
Mortgage-backed securities and collateralized mortgage obligations	9,319	-	9,319	-
Corporate securities	6,339	-	6,339	-
	$25,792	$-	$25,792	$-
December 31, 2018:
Municipal securities	$9,679	$-	$9,679	$-
Mortgage-backed securities and collateralized mortgage obligations	10,779	-	10,779	-
Corporate securities	5,716	-	5,716	-
	$26,174	$-	$26,174	$-

There were no securities transferred out of level 2 securities available-for-sale during the three and six months ended June 30, 2019 or the year ended December 31, 2018.

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

Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at June 30, 2019 and December 31, 2018.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of june 30, 2019 (unaudited) and December 31, 2018 and THE three and six months ended june 30, 2019 and 2018 (unaudited)

6.	FAIR VALUE MEASUREMENT and FAIR VALUE OF FINANCIAL INSTRUMENTs (Continued)

Cash and due from banks

The carrying amounts of these assets approximate their fair value and is a Level 1 measurement.

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

The carrying amount approximates fair value and is a Level 1 measurement.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of june 30, 2019 (unaudited) and December 31, 2018 and THE three and six months ended june 30, 2019 and 2018 (unaudited)

6.	FAIR VALUE MEASUREMENT and FAIR VALUE OF FINANCIAL INSTRUMENTs (Continued)

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2019 and December 31, 2018 are as follows:

	Fair Value	Carrying	Fair
	Hierarchy	Amount	Value

	(In Thousands of Dollars)
June 30, 2019:
Financial assets:
Cash and due from banks	Level 1	$3,732	$3,732
Securities available-for-sale	Level 2	25,792	25,792
Investment in FHLB stock	Level 2	2,905	2,905
Loans, net	Level 3	163,868	159,206
Accrued interest receivable	Level 1	763	763
Other Real Estate Owned	Level 2	220	220
Financial liabilities:
Deposits	Level 1/2	147,948	146,687
Advances and borrowings from FHLB	Level 2	33,850	33,850
Accrued interest payable	Level 1	62	62
Advances from borrowers for taxes and insurance	Level 1	2,768	2,768

December 31, 2018:
Financial assets:
Cash and due from banks	Level 1	$3,470	$3,470
Securities available-for-sale	Level 2	26,174	26,174
Investment in FHLB stock	Level 2	2,622	2,622
Loans, net	Level 3	154,650	150,337
Accrued interest receivable	Level 1	771	771
Financial liabilities:
Deposits	Level 1/2	143,975	139,742
Advances and borrowings from FHLB	Level 2	28,350	28,350
Accrued interest payable	Level 1	62	62
Advances from borrowers for taxes and insurance	Level 1	2,127	2,127

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of june 30, 2019 (unaudited) and December 31, 2018 and THE three and six months ended june 30, 2019 and 2018 (unaudited)

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2019 and December 31, 2018 were as follows:

	Total	Level 1	Level 2	Level 3

	(In Thousands of Dollars)
June 30, 2019:
Impaired loans	$289	$-	$-	$289
Other real estate owned	$220	-	-	$220
	$509	-	-	$509

December 31, 2018:
Impaired loans	$742	$-	$-	$742

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of june 30, 2019 (unaudited) and December 31, 2018 and THE three and six months ended june 30, 2019 and 2018 (unaudited)

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
	valuation
	of property

At June 30, 2019, the fair value consists of impaired loan balances of $313,000, net of valuation allowance of $24,000 and at December 31, 2018, the fair value consists of loan balances of $780,000, net of a valuation allowance $38,000.

At June 30, 2019 we had other real estate owned of $220,000 and at December 31, 2018, there was no foreclosed real estate.

At June 30, 2019 we had impaired loans of $1.7 million and at December 31, 2018 we had impaired loans of $1.3 million.

Once a loan is foreclosed, the fair value of the real estate continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan. At June 30, 2019 and December 31, 2018, there was no foreclosed real estate whose carrying value was written down utilizing Level 3 inputs.

The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $162,000 and $444,000 at June 30, 2019 and December 31, 2018, respectively.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of june 30, 2019 (unaudited) and December 31, 2018 and THE three and six months ended june 30, 2019 and 2018 (unaudited)

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

	June 30,	December 31,
	2019	2018
	(Unaudited)
	(In Thousands of Dollars)
Commitments to Grant Loans	$2,264	$2,698
Unfunded Commitments Under Lines of Credit	$5,445	$5,349

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of june 30, 2019 (unaudited) and December 31, 2018 and THE three and six months ended june 30, 2019 and 2018 (unaudited)

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all the requirements being phased in over a multi-year schedule, and fully phased in on January 1, 2019.

The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios set forth in the table below of total, Tier 1, and Tier 1 common equity capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of June 30, 2019, that the Bank met all capital adequacy requirements to which it is subject.

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

As of June 30, 2019, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk- based, Tier 1 risk-based, Tier 1 common equity risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios as of June 30, 2019 and December 31, 2018 are as follows:

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of june 30, 2019 (unaudited) and December 31, 2018 and THE three and six months ended june 30, 2019 and 2018 (unaudited)

8.	REGULATORY CAPITAL REQUIREMENTS (continued)

	Actual		Capital Adequacy Purposes		To be Well Capitalized Under Prompt and Corrective Action Provisions		Minimum Capital Adequacy with Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(In Thousands of Dollars)
As of June 30, 2019 (Unaudited):
Total core capital to risk weighted assets	$21,686	16.32%	$10,628	8.00%	$13,285	10.00%	$13,949	10.50%
Tier 1 capital to risk weighted assets	20,531	15.45%	7,971	6.00%	10,628	8.00%	11,292	8.50%
Tier 1 common equity to risk weighted assets	20,531	15.45%	5,978	4.50%	8,635	6.50%	9,299	7.00%
Tier 1 capital to assets	20,531	10.08%	8,151	4.00%	10,189	5.00%	10,189	5.00%
As of December 31, 2018:
Total core capital to risk weighted assets	$21,128	17.51%	$9,655	8.00%	$12,069	10.00%	$12,673	10.50%
Tier 1 capital to risk weighted assets	19,894	16.48%	7,242	6.00%	9,655	8.00%	10,259	8.50%
Tier 1 common equity to risk weighted assets	19,894	16.48%	5,431	4.50%	7,845	6.50%	8,448	7.00%
Tier 1 capital to assets	19,894	10.27%	7,745	4.00%	9,681	5.00%	9,681	5.00%

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of june 30, 2019 (unaudited) and December 31, 2018 and THE three and six months ended june 30, 2019 and 2018 (unaudited)

9.	EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan (SERP)

Beginning in 2016, the Bank established a SERP for its executive officers. All benefits provided under the SERP are unfunded and, as the executive officers retire, the Company will make a payment to the participant. At June 30, 2019 and December 31, 2018, the Company recorded $101,000 and $83,000, respectively for the SERP in other liabilities. For the three months ended June 30, 2019 and 2018, the expense included in employee benefits for the SERP totaled $9,000 for both periods. For the six months ended June 30, 2019 and 2018, the expense included in employee benefits for the SERP totaled $18,000 for both periods.

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

The following table presents the components of the net periodic pension plan cost for the Company’s Defined Benefit Pension Plan (the “Pension Plan”) for the periods indicated:

	For the three months ended June 30,
	2019	2018

	(In thousands)
Service cost	$71	$84
Interest cost	119	103
Expected return on assets	(214)	(197)
Amortization of unrecognized loss	26	54
Net periodic pension cost	$2	$44

	For the six months ended June 30,
	2019	2018

	(In thousands)
Service cost	$142	$168
Interest cost	238	206
Expected return on assets	(428)	(394)
Amortization of unrecognized loss	52	108
Net periodic pension cost	$4	$88

The benefit obligation activity for the Pension Plan was calculated using an actuarial measurement date of January 1. Plan assets and the benefit obligations were calculated using an actuarial measurement date of December 31.

The Company will assess the need for future annual contributions to the Pension Plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. A contribution of $500,000 was made to the pension plan during the six months ended June 30, 2019.

Employee stock ownership plan (“ESOP”)

Effective upon the completion of the Company's initial public stock offering in October 2017, the Bank established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $775,740 in proceeds from a term loan obtained from the Company to purchase 77,574 shares of common stock in the initial public offering at a price of $10.00 per share. The ESOP loan will be repaid principally from the Bank's contribution to the ESOP in annual payments through 2047 based on the prime rate of interest on the first business day each year. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Bank recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares would be recorded as a reduction of retained earnings and dividends on unallocated shares would be recorded as a reduction of debt. The Company recognized $7,500 and $15,000 for the three and six months ended June 30, 2019 and 2018 respectively. At December 31, 2018, there were 74,407 shares not yet released having an aggregate market value of approximately $592,000. Participant vesting provisions for the ESOP are 20% per year and will be fully vested upon completion of six years of credited service. Eligible employees who were employed with the Bank shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of june 30, 2019 (unaudited) and December 31, 2018 and THE three and six months ended june 30, 2019 and 2018 (unaudited)

10.	EARNINGS PER SHARE COMMON

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is net income to the Company. The Company has not granted any restricted stock awards or stock options and, during the six months ended June 30, 2019 and 2018, had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.

The following tables set forth the calculation of basic earnings per share.

	Three months ended June 30, (Unaudited)
(Dollars in Thousands Except per Share Data)	2019	2018
Basic earnings per common share:
Net income available to common stockholders	$337	$193
Weighted average common shares outstanding	1,895,824	1,902,261
	$0.18	$0.10

	Six months ended June 30, (Unaudited)
(Dollars in Thousands Except per Share Data)	2019	2018
Basic earnings per common share:
Net income available to common stockholders	$545	$360
Weighted average common shares outstanding	1,861,301	1,902,585
	$0.29	$0.19

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of JUNE 30, 2019 (unaudited) and December 31, 2018 and THE three and six months ended june 30, 2019 and 2018 (unaudited)

11.	NON-INTEREST INCOME

The Company has included the following tables regarding the Company's non-interest income for the periods presented.

	(Unaudited)
	For the three months ended June 30,
	2019	2018

	(Dollars in Thousands)
Service fees
Deposit related fees	$10	$10
Loan servicing income	24	21
Total service fees	34	31
Income from financial services
Securities commission income	97	34
Insurance commission income	2	4
Total insurance and securities commission income	99	38
Card income
Debit card interchange fee income	24	22
ATM fees	4	2
Insufficient fund fees	32	19
Total card and insufficient funds income	60	43
Realized gain on sale of residential mortgage loans
Realized gain on sales of residential mortgage loans	14	6
Bank owned life insurance	13	14
Other miscellaneous income	8	6
Total non-interest income	$228	$138

	(Unaudited)
	For the six months ended June 30,
	2019	2018

	(Dollars in Thousands)
Service fees
Deposit related fees	$20	$28
Loan servicing income	47	41
Total service fees	67	69
Income from financial services
Securities commission income	143	82
Insurance commission income	6	8
Total insurance and securities commission income	149	90
Card income
Debit card interchange fee income	45	39
ATM fees	9	4
Insufficient fund fees	57	28
Total card and insufficient funds income	111	71
Realized gain on sale of residential mortgage loans
Realized gain on sales of residential mortgage loans	35	7
Bank owned life insurance	27	28
Other miscellaneous income	13	13
Total non-interest income	$402	$278

The Company recognizes revenue as it is earned. The following is a discussion of key revenues within the scope of the new revenue guidance:

•	Service fees – Revenue from fees on deposit accounts is earned at the time that the charge is assessed to the customer's account. Fee waivers are discretionary and usually reversed within the same reporting period as assessed.

•	Fee income – Fee income is earned through commissions and is satisfied over the time which the fee has been assessed.

•	Card income and insufficient funds fees – Card income consists of interchange fees from consumer debit card networks and other card related services. Interchange rates are set by the card networks. Interchange fees are based on purchase volumes and other factors and are recognized as transactions occur. Insufficient funds fees are satisfied at the time the charge is assessed to the customer's account.

•	Realized gains on sale of residential mortgage loans and available-for-sale securities are realized at the time the transaction occurs.

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

Overview

 Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets (primarily cash and due from banks), and the interest we pay on our interest-bearing liabilities, consisting primarily of demand accounts, NOW accounts, savings accounts, money market accounts, certificate of deposit accounts and borrowings. Our results of operations also are affected by non-interest income, our provision for loan losses and non-interest expense. Non-interest income consists primarily of fee income and service charges, income from our financial services division, earnings on bank owned life insurance and realized gains on sales of loans. Non-interest expenses consist primarily of compensation and employee benefits, core processing, premises and equipment, professional fees, postage and office supplies, FDIC premiums, advertising, and other expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities. For the three months ended June 30, 2019, we had net income of $315,000 compared to net income of $193,000 for the same period in 2018. The period over period $122,000 increase in net income was primarily due to an increase in net interest income, an increase in non-interest income and a decrease in non-interest expense, partially offset by an increase in the provision for loan losses. For the six months ended June 30, 2019, we had net income of $545,000 compared to $360,000 for the same period in 2018. The increase in net income of $185,000 was primarily due to an increase in net interest income and an increase in non-interest income, partially offset by an increase in the provision for loan losses.

 At June 30, 2019, we had $206.3 million in consolidated assets, an increase of $11.0 million, or 5.6%, from $195.3 million at December 31, 2018. During the first six months of 2019, we continued to focus on loan production, particularly with respect to commercial and industrial loans as well as commercial real estate loans.

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

	For the Three Months Ended June 30,
	(Unaudited)
	2019			2018
	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
Interest-earning assets:

Loans	$162,977	$1,974	4.84%	$146,047	$1,724	4.72%
Available-for-sale securities	26,469	175	2.64%	27,129	152	2.24%
FHLB Stock	2,873	44	6.13%	2,459	36	5.86%
Other interest-earning assets	1,383	4	1.16%	1,774	7	1.58%
Total interest-earning assets	$193,702	2,197	4.54%	177,409	1,919	4.33%
Noninterest-earning assets	9,759			6,435
Total assets	$203,461			$183,844

Interest-bearing liabilities:

NOW accounts	$14,574	$5	0.14%	$13,644	$6	0.18%
Regular savings and demand club accounts	22,443	5	0.09%	21,409	3	0.06%
Money market accounts	16,071	39	0.97%	14,392	21	0.58%
Certificates of deposit and retirement accounts	78,094	396	2.03%	72,517	273	1.51%
Total interest-bearing deposits	131,182	445	1.36%	121,962	303	0.99%
FHLB Borrowings	33,135	216	2.61%	26,673	144	2.16%
Total interest-bearing liabilities	164,317	661	1.61%	148,635	447	1.20%
Noninterest-bearing deposits	15,651			13,249
Other non-interest bearing liabilities	4,270			3,779
Total liabilities and stockholders' equity	184,238			165,662
Equity	19,223			18,182
Total liabilities stockholders' and equity	$203,461			$183,844

Net interest income		$1,536			$1,472
Net interest rate spread (1)			2.93%			3.12%
Net interest-earning assets (2)	$29,385			$28,774
Net interest margin (3)			3.17%			3.32%
Average interest-earning assets to average interest-bearing liabilities	118%			119%

(1)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by total interest-earning assets.

(4)	Annualized.

	For the Six Months Ended June 30,
	(Unaudited)
	2019			2018
	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)

	(Dollars in thousands)
Interest-earning assets:

Loans	$161,530	$3,860	4.78%	$144,253	$3,325	4.61%
Available-for-sale securities	26,742	351	2.63%	25,622	277	2.16%
FHLB Stock	2,871	96	6.69%	2,441	76	6.23%
Other interest-earning assets	1,347	11	1.78%	2,303	19	1.65%
Total interest-earning assets	192,490	4,318	4.49%	174,619	3,697	4.23%
Noninterest-earning assets	9,257			6,928
Total assets	$201,747			$181,547

Interest-bearing liabilities:

NOW accounts	$14,537	$11	0.15%	$12,359	$11	0.18%
Regular savings and demand club accounts	22,278	10	0.09%	21,338	6	0.06%
Money market accounts	15,562	70	0.90%	13,875	39	0.56%
Certificates of deposit and retirement accounts	78,440	780	1.99%	72,322	523	1.45%
Total interest-bearing deposits	130,817	871	1.33%	119,894	579	0.97%
FHLB Borrowings	33,316	415	2.49%	27,435	282	2.06%
Total interest-bearing liabilities	164,133	1,286	1.57%	147,329	861	1.17%
Noninterest-bearing deposits	15,406			13,036
Other non-interest bearing liabilities	3,026			2,982
Total liabilities and stockholders' equity	182,565			163,347
Stockholders' equity	19,182			18,200
Total liabilities and equity	$201,747			$181,547

Net interest income		$3,032			$2,836
Net interest rate spread (1)			2.92%			3.07%
Net interest-earning assets (2)	$28,357			$27,290
Net interest margin (3)			3.15%			3.25%
Average interest-earning assets to average interest-bearing liabilities	117%			119%

(1)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by total interest-earning assets.

(4)	Annualized.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2019 vs. 2018			2019 vs. 2018
	(Unaudited)			(Unaudited)
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$200	$50	$250	$398	$136	$534
Available-for-sale securities	(4)	27	23	12	62	74
FHLB Stock	6	2	8	13	7	20
Other interest-earning assets	(2)	(1)	(3)	(8)	1	(7)

Total interest-earning assets	$200	$78	$278	$415	$206	$621

Interest-bearing liabilities:
NOW accounts	$-	$(1)	$(1)	$2	$(2)	$-
Regular savings and demand club accounts	-	2	2	-	4	4
Money market accounts	2	16	18	5	26	31
Certificates of deposit and retirement accounts	21	102	123	44	213	257
Total deposits	23	119	142	51	241	292

FHLB Borrowings	35	37	72	60	73	133

Total interest-bearing liabilities	58	156	214	111	314	425

Change in net interest income	$142	$(78)	$64	$304	$(108)	$196

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

Total assets increased $11.0 million, or 5.6%, to $206.3 million at June 30, 2019 from $195.3 million at December 31, 2018. The increase was primarily due to increases in loans.

Loans increased $9.2 million, or 6.0%, to $163.9 million at June 30, 2019 from $154.7 million at December 31, 2018, reflecting increases in residential construction loans, commercial real estate loans and commercial and industrial loans and a decrease in one-to four-family residential loans. Residential construction loans increased $3.1 million, or 90.0%, to $6.6 million at June 30, 2019, from $3.5 million at December 31, 2018. Commercial real-estate loans increased $7.7 million, or 32.7%, to $31.1 million at June 30, 2019, from $23.4 million at December 31, 2018. Commercial and industrial loans increased $1.5 million, or 10.8%, to $15.7 million at June 30, 2019, from $14.1 million at December 31, 2018. One-to four-family residential loans decreased $3.2 million, or 3.1%, to $99.5 million at June 30, 2019 from $102.6 million at December 31, 2018. In the first six months of 2019, we increased our portfolio of residential construction loans, commercial real estate loans and commercial and industrial loans to increase earnings by adding lenders. The decrease in residential mortgages was a result of our continued focus on originating commercial loans, the sale of one-to four-family loans, with no recourse and retaining the servicing rights.

Securities available-for-sale decreased by $382,000, or 1.5%, to $25.8 million at June 30, 2019 from $26.2 million at December 31, 2018. The decrease was primarily due to sales of $1.8 million and principal payments of $874,000, partially offset by purchases of $2.0 million in new securities. The new purchases included three municipal obligations and a corporate bond.

Premises and equipment increased by $907,000, or 26.3%, to $4.4 million at June 30, 2019, from $3.4 million at December 31, 2018, primarily due to the remodeling of our main office and the purchase of land for our new location in Bridgeport, New York.

Cash and cash equivalents increased $262,000, or 7.6%, to $3.7 million at June 30, 2019 from $3.5 million at December 31, 2018 due to an increase in our deposit accounts.

Total deposits increased $3.9 million, or 2.8%, to $147.9 million at June 30, 2019 from $144.0 million at December 31, 2018. The increase was primarily due to increases in demand deposit accounts and money market accounts. Demand deposit accounts increased $3.8 million, or 28.5%, to $17.0 million at June 30, 2019 from $13.2 million at December 31, 2018. Money market accounts increased $1.7 million or 11.2% to $16.8 million at June 30, 2019, from $15.1 million at December 31, 2018. The increase in demand deposit accounts and money market accounts was primarily due to special advertising promotions during the first six months of 2019.

Total borrowings from the FHLBNY increased $5.5 million, or 19.4%, to $33.9 million at June 30, 2019 from $28.4 million at December 31, 2018 as we increased borrowings to fund loan growth.

Total stockholders’ equity increased $714,000, or 3.7%, to $20.1 million at June 30, 2019 from $19.4 million at December 31, 2018. The increase was primarily due to net income of $545,000, a decrease of unearned ESOP shares of $13,000 and a decrease in accumulated other comprehensive loss of $537,000, partially offset by the purchase of $381,000 of treasury stock during the six months ended June 30, 2019.

Comparison of Operating Results for the Three Months Ended June 30, 2019 and 2018

General. Net income increased $122,000, or 63.2%, to $315,000 for the three months ended June 30, 2019, from $193,000 for the three months ended June 30, 2018. The increase was due to increases in net interest income and non-interest income and a decrease in non-interest expense, partially offset by an increase in the provision for loan losses.

Interest Income. Interest income increased $278,000, or 14.4%, to $2.2 million for the three months ended June 30, 2019, from $1.9 million for the three months ended June 30, 2018. Our average balance of interest-earning assets increased $16.3 million, or 9.2%, to $193.7 million for the three months ended June 30, 2019 from $177.4 million for the three months ended June 30, 2018 due primarily to an increase in the average balance of loans. The average yield on interest-earning assets increased 21 basis points to 4.54% for the three months ended June 30, 2019 from 4.33% for the three months ended June 30, 2018 as our interest-earning assets repriced with the rising interest rate environment.

Interest income on loans increased $250,000, or 14.5%, to $2.0 million for the three months ended June 30, 2019 from $1.7 million for the three months ended June 30, 2018, due to the increase in the average balance of loans and the increase in the average yield on loans. Our average balance of loans increased $16.9 million, or 11.6%, to $163.0 million for the three months ended June 30, 2019 from $146.0 million for the three months ended June 30, 2018. The increase in the average balance of loans resulted from our continued emphasis on growing our commercial loan portfolio. Our average yield on loans increased 12 basis points to 4.84% for the three months ended June 30, 2019 from 4.72% for the three months ended June 30, 2018, as our adjustable rate loans repriced with the rising interest rate environment and we originated new higher yielding commercial loans.

Interest income on available-for-sale securities increased $23,000, or 15.1%, to $175,000 for the three months ended June 30, 2019 from $152,000 for the three months ended June 30, 2018, due primarily to an increase in the average yield of available-for-sale securities, partially offset by the decrease in the average balance of available-for-sale securities. The average yield we earned on available-for-sale securities increased 40 basis points to 2.64% for the three months ended June 30, 2019, from 2.24% for the three months ended June 30, 2018, primarily as a result of lower premium amortization resulting from slower prepayment speeds on mortgage-backed securities and the repricing of floating rate securities to the three-month LIBOR in a rising rate environment. The average balance of available-for-sale securities decreased $660,000, or 2.4%, to $26.5 million for the three months ended June 30, 2019, from $27.1 million for the three months ended June 30, 2018. The decrease in the average balance of available-for-sale securities was due in part to the principal payments of amortizing debt securities.

Interest Expense. Interest expense increased $214,000, or 47.9%, to $661,000 for the three months ended June 30, 2019 from $447,000 for the three months ended June 30, 2018, due to increases in interest expense on deposits and borrowings. Our average balance of interest-bearing liabilities increased $15.7 million, or 10.6%, to $164.3 million for the three months ended June 30, 2019 from $148.6 million for the three months ended June 30, 2018 due primarily to increases in the average balance of deposits and FHLBNY borrowings. Our average rate on interest-bearing liabilities increased 41 basis points to 1.61% for the three months ended June 30, 2019 from 1.20% for the three months ended June 30, 2018 primarily as a result of increases in the average rate on FHLBNY borrowings and certificates of deposit.

Interest expense on deposits increased $142,000, or 46.9%, to $445,000 for the three months ended June 30, 2019 from $303,000 for the three months ended June 30, 2018 due to increases in the average rate paid on deposits and the average balance of deposits. The average rate paid on deposits increased to 1.36% for the three months ended June 30, 2019 from 0.99% for the three months ended June 30, 2018, primarily reflecting higher rates paid on promotional certificates of deposit and CDARS certificates of deposit. The average rate of certificates of deposit increased by 52 basis points to 2.03% for the three months ended June 30, 2019 from 1.51% for the three months ended June 30, 2018. The average balance of certificates of deposit increased by $5.6 million to $78.1 million for the three months ended June 30, 2019 from $72.5 million for the three months ended June 30, 2018.

Interest expense on borrowings increased $72,000, or 50.0%, to $216,000 for the three months ended June 30, 2019 from $144,000 for the three months ended June 30, 2018. The increase in interest expense on borrowings reflected the increase in the average rate of FHLBNY borrowings which increased by 45 basis points to 2.61% for the three months ended June 30, 2019 from 2.16% for the three months ended June 30, 2018. The average balance of borrowings with the FHLBNY increased in the second quarter of 2019 as compared to the second quarter of 2018 by $6.4 million from $26.7 million to $33.1 million in order to fund our asset growth. The average rate on borrowings increased due to the increase in short-term interest rates.

Net Interest Income. Net interest income increased $64,000, or 4.3%, to $1,536,000 for the three months ended June 30, 2019 from $1,472,000 for the three months ended June 30, 2018, primarily as a result of the growth in net interest-earning assets which increased $611,000, or 2.1%, from $28.8 million for the three months ended June 30, 2018 to $29.4 million for the three months ended June 30, 2019. Our net interest rate spread decreased by 19 basis points to 2.93% for the three months ended June 30, 2019 from 3.12% for the three months ended June 30, 2018, and our net interest margin decreased by 15 basis points to 3.17% for the three months ended June 30, 2019 from 3.32% for the three months ended June 30, 2018, primarily due to an increase in the average rate of interest-bearing liabilities which outpaced the increase in the average yield of interest-earning assets.

Provision for Loan Losses. We establish a provision for loan losses which is charged to operations to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses inherent in the loan portfolio that are both probable and reasonably estimated at the date of the consolidated statement of financial condition. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan, and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses to maintain the allowance.

Based on our evaluation of the above factors, we recorded a provision for loan losses for the three months ended June 30, 2019 of $55,000. We had no provision for loan losses for the three months ended June 30, 2018. The increase in the provision for the three months ended June 30, 2019 was the result of growth in our loan portfolio. We did not experience net charge-offs in the second quarter of 2019. There was a $9,000 consumer loan charged-off in the second quarter of 2018. The allowance for loan losses was $1.2 million, or 0.70% of net loans outstanding at June 30, 2019. The allowance for loan losses was $1.2 million or 0.79% of net loans outstanding at December 31, 2018.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate for the three months ended June 30, 2019 and June 30, 2018. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-Interest Income. Non-interest income increased $90,000, or 65.2%, to $228,000 for the three months ended June 30, 2019 from $138,000 for the three months ended June 30, 2018. The increase was primarily due to an increase in income from financial services and fee income. Fee income increased $19,000, or 38.8%, to $68,000 for the three months ended June 30, 2019 from $49,000 for the three months ended June 30, 2018. Financial services income increased $61,000, or 160.5%, to $99,000 for the three months ended June 30, 2019 from $38,000 for the three months ended June 30, 2018. Fee income increased because of our promotions targeting transaction accounts in the second quarter of 2019. Financial services income increased as a result of an increase in assets held under management by expanding the relationships of existing clients and adding new clients.

Non-Interest Expense. Non-interest expense decreased by $63,000, or 4.6%, to $1.3 million for the three months ended June 30, 2019 from $1.4 million for the three months ended June 30, 2018. The decrease was primarily due to a tax refund from New York State related to mortgage recording tax. Core processing decreased $63,000 for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 due to the negotiated credit for our out-sourced call center. Premises and equipment expense increased by $6,000, or 4.9%, to $129,000 for the three months ended June 30, 2019, from $123,000 for the three months ended June 30, 2018. The increase was primarily due to the remodeling of our main office. Professional fees increased $55,000, or 75.3%, to $128,000 for the three months ended June 30, 2019 from $73,000 for the three months ended June 30, 2018. Professional fees increased due to audit, accounting and legal fees in the second quarter of 2019 as a result of operating as a public company. FDIC insurance premiums increased $6,000, or 60.0%, to $16,000 for the three months ended June 30, 2019 from $10,000 for the three months ended June 30, 2018 due to an increase in total assets of the Bank.

Income Tax Expense. We incurred income tax expense of $73,000 and $33,000 for the three months ended June 30, 2019 and 2018, respectively, resulting in effective tax rates of 18.8% and 14.6%, respectively. The increase in income tax expense for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was due to an increase of the effective tax rate. The tax provision is calculated quarterly projecting annual net income before tax including permanent and temporary differences.

Comparison of Operating Results for the Six Months Ended June 30, 2019 and 2018

General. Net income increased $185,000, or 51.4%, to $545,000 for the six months ended June 30, 2019, from $360,000 for the six months ended June 30, 2018. The increase was due to an increase in net interest income and an increase in non-interest income, partially offset by an increase in the provision for loan losses.

Interest Income. Interest income increased $621,000, or 16.8%, to $4.3 million for the six months ended June 30, 2019, from $3.7 million for the six months ended June 30, 2018. Our average balance of interest-earning assets increased $17.9 million, or 10.2%, to $192.5 million for the six months ended June 30, 2019 from $174.6 million for the six months ended June 30, 2018 due primarily to an increase in the average balance of loans. The average yield on interest-earning assets increased 26 basis points to 4.49% for the six months ended June 30, 2019 from 4.23% for the six months ended June 30, 2018 as our interest-earning assets repriced with the rising interest rate environment and we originated new higher yielding commercial loans.

Interest income on loans increased $534,000, or 16.1%, to $3.9 million for the six months ended June 30, 2019 from $3.3 million for the six months ended June 30, 2018 due to the increase in the average balance of loans and the increase in the average yield on loans. Our average balance of loans increased $17.3 million, or 12.0%, to $161.5 million for the six months ended June 30, 2019 from $144.3 million for the six months ended June 30, 2018. The increase in the average balance of loans resulted from our continued emphasis on commercial lending. Our average yield on loans increased 17 basis points to 4.78% for the six months ended June 30, 2019 from 4.61% for the six months ended June 30, 2018, as our adjustable rate loans repriced with the rising interest rate environment and we originated new higher yielding commercial loans.

Interest income on available-for-sale securities increased $74,000 or 26.7%, to $351,000 for the six months ended June 30, 2019 from $277,000 for the six months ended June 30, 2018 due primarily to increases in the average yield of available-for-sale securities and the average balance of available-for-sale securities. The average yield we earned on available-for-sale securities increased forty- seven basis points to 2.63% for the six months ended June 30, 2019 from 2.16% for the six months ended June 30, 2018 primarily as a result of lower premium amortization resulting from slower prepayment speeds on mortgage-backed securities and the repricing of floating rate securities to the three month LIBOR in a rising rate environment. The average balance of available-for-sale securities increased $1.1 million, or 4.4%, to $26.7 million for the six months ended June 30, 2019 from $25.6 million for the six months ended June 30, 2018.

Interest Expense. Interest expense increased $425,000, or 49.4%, to $1.3 million for the six months ended June 30, 2019 from $861,000 for the six months ended June 30, 2018, due to increases in interest expense on certificates of deposit and borrowings. Our average balance of interest-bearing liabilities increased $16.8 million, or 11.4%, to $164.1 million for the six months ended June 30, 2019 from $147.3 million for the six months ended June 30, 2018 due primarily to increases in the average balance of certificates of deposit and FHLBNY advances. Our average rate on interest-bearing liabilities increased 40 basis points to 1.57% for the six months ended June 30, 2019 from 1.17% for the six months ended June 30, 2018 primarily as a result of increases in the average rate on FHLBNY borrowings and certificates of deposit.

Interest expense on deposits increased $292,000, or 50.4%, to $871,000 for the six months ended June 30, 2019 from $579,000 for the six months ended June 30, 2018 due to increases in the average rate paid on deposits and the average balance of deposits. The average rate paid on deposits increased to 1.33% for the six months ended June 30, 2019 from 0.97% for the six months ended June 30, 2018, primarily reflecting higher rates paid on promotional certificates of deposit and CDARS certificates of deposit. The average rate of certificates of deposit increased by 54 basis points to 1.99% for the six months ended June 30, 2019 from 1.45% for the six months ended June 30, 2018. In addition, the average balance of certificates of deposit increased by $6.1 million to $78.4 million for the six months ended June 30, 2019 from $72.3 million for the six months ended June 30, 2018, which reflected the majority of the growth in the average balance of deposits.

Interest expense on borrowings increased $133,000, or 47.2%, to $415,000 for the six months ended June 30, 2019 from $282,000 for the six months ended June 30, 2018. The increase in interest expense on borrowings reflected the increase in the average rate of FHLBNY borrowings which increased by 43 basis points to 2.49% for the six months ended June 30, 2019 from 2.06% for the six months ended June 30, 2018. The average balance of borrowings with the FHLBNY increased in the first half of 2019 as compared to the first half of 2018 by $5.9 million from $27.4 million to $33.3 million in order to fund our asset growth. The average rate on borrowings increased due to the increase in short-term interest rates.

Net Interest Income. Net interest income increased $196,000, or 6.9%, to $3.0 million for the six months ended June 30, 2019 from $2.8 million for the six months ended June 30, 2018, primarily as a result of the growth in net interest-earning assets which increased $1.1 million, or 3.9%, from $27.3 million for the six months ended June 30, 2018 to $28.4 million for the six months ended June 30, 2019. Our net interest rate spread decreased by 15 basis points to 2.92% for the six months ended June 30, 2019 from 3.07% for the six months ended June 30, 2018, and our net interest margin decreased by 10 basis points to 3.15% for the six months ended June 30, 2019 from 3.25% for the six months ended June 30, 2018, primarily due to an increase in the average rate of interest-bearing liabilities which outpaced the increase in the average yield of interest-earning assets.

Provision for Loan Losses. We establish a provision for loan losses which is charged to operations to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses inherent in the loan portfolio that are both probable and reasonably estimated at the date of the consolidated statement of financial condition. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan, and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses to maintain the allowance.

Based on our evaluation of the above factors, we recorded a provision for loan losses for the six months ended June 30, 2019 of $90,000 as compared to $10,000 for the six months ended June 30, 2018. The increase in the provision for the six months ended June 30, 2019 was the result of an increase in net-charge-offs and growth in our loan portfolio. We had net-charge-offs of $169,000 for the six months ended June 30, 2019 as compared to a $9,000 charge-off for the six months ended June 30, 2018. The allowance for loan losses was $1.2 million, or 0.70% of net loans outstanding at June 30, 2019. The allowance for loan losses was $1.2 million or 0.88% of net loans outstanding at December 31, 2018.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate for the six months ended June 30, 2019 and June 30, 2018. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management by expanding the relationship of existing clients and adding new clients.

Non-Interest Income. Non-interest income increased $124,000, or 44.6%, to $402,000 for the six months ended June 30, 2019 from $278,000 for the six months ended June 30, 2018. The increase was primarily due to an increase in income from financial services and fee income. Fee income increased $40,000, or 47.6%, to $124,000 for the six months ended June 30, 2019 from $84,000 for the six months ended June 30, 2018. Financial services income increased $59,000, or 65.6%, to $149,000 for the six months ended June 30, 2019 from $90,000 for the six months ended June 30, 2018. Fee income increased because of our promotions targeting transaction accounts in the first half of 2019. Financial services income increased as a result of more assets held under management.

Non-Interest Expense. Non-interest expense decreased by $1,000 to $2.7 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The decrease was primarily due to a decrease in core processing expense and a decrease in New York mortgage recording tax, nearly offset by an increase in compensation and employee benefits as well as professional fees. Core processing expenses decreased $46,000, or 11.8% from $390,000 for the six months ended June 30, 2018 to $344,000 for the six months ended June 30, 2019. The decrease in core processing expenses was due to the negotiated credit for our out-sourced call center. The decrease in New York mortgage recording tax was primarily due to a tax refund from New York State. Compensation and employee benefits increased $15,000, or 1.0%, to $1,487,000 for the six months ended June 30, 2019 from $1,472,000 for the six months ended June 30, 2018 because of additional personnel. Professional fees increased $69,000 or 47.6%, to $214,000 for the six months ended June 30, 2019 from $145,000 for the six months ended June 30, 2018. Professional fees increased due to the additional legal fees to operate as a public company such as adding the stock incentive program as an employee benefit. No awards have been granted to date. FDIC insurance premiums increased $17,000 to $29,000 for the six months ended June 30, 2019, from $12,000 for the six months ended June 30, 2018 due to an increase in average assets of $20.2 million or 11.1%, year over year.

Income Tax Expense. We incurred income tax expense of $124,000 and $68,000 for the six months ended June 30, 2019 and 2018, respectively, resulting in effective tax rates of 18.5% and 15.9%, respectively. The increase in income tax expense for the six months ended June 30, 2019 as compared to the same period in 2018 was primarily due to an increase in the effective tax rate. The tax provision is calculated quarterly projecting annual net income before tax including permanent and temporary differences.

Non-Performing Assets

 We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings. Non-performing assets, including non-performing loans, totaled $926,000, or 0.45% of total assets, at June 30, 2019 and $1.2 million, or 0.62% of total assets, at December 31, 2018. The decrease in non-performing assets was due to increased credit quality and collection efforts. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated. We had no non-accruing troubled debt restructurings at the dates indicated.

	At June 30, 2019	At December 31, 2018
	(Unaudited)
	(Dollars in thousands)
Non-accrual loans:
Residential:
One- to four-family	$706	$1,201
Home equity loans and lines of credit	-	-
Construction	-	-
Commercial real estate	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total non-accrual loans	$706	$1,201

Accruing loans 90 days or more past due:
Residential:
One- to four-family	-	-
Home equity loans and lines of credit	-	-
Construction	-	-
Commercial real estate	-	-
Commercial and industrial	-	-
Consumer and other	-	13
Total accruing loans 90 days or more past due	$-	$13
Total non-performing loans	706	1,214
Real estate owned	220	-
Total non-performing assets	$926	$1,214

Other non-performing loans to total loans	0.43%	0.78%
Total non-performing loans to total assets	0.34%	0.62%
Total non-performing assets to total assets	0.45%	0.62%

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the Six Months Ended June 30,
	2019	2018

	(Unaudited)
	(Dollars in thousands)
Balance at beginning of period	$1,234	$1,241

Charge-offs:
Residential:
One- to four-family	146	-
Home equity loans and lines of credit	-	-
Construction	16	-
Commercial real estate	-	-
Commercial and industrial	-	-
Consumer and other	7	9
Total charge-offs	169	9

Recoveries:
Residential:
One- to four-family	-	-
Home equity loans and lines of credit	-	-
Construction	-	-
Commercial real estate	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total recoveries	-	-

Net charge-offs	169	9
Provision for loan losses	90	10

Balance at end of period	$1,155	$1,242

Ratios:
Net charge-offs to average loans outstanding	0.10%	0.01%
Allowance for loan losses to non-performing loans at end of period	181.60%	175.92%
Allowance for loan losses to total loans at end of period	0.70%	0.88%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from calls, maturities, and sales of securities. We also have the ability to borrow from the FHLBNY. At June 30, 2019, we had a $73.4 million line of credit with the FHLBNY and a $2.5 million line of credit with Zions Bank. At June 30, 2019, we had $33.9 million in outstanding borrowings from the FHLBNY. We have not borrowed against the line of credit with Zions Bank during the six months ended June 30, 2019.

The Board and Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2019.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which includes cash and due from banks. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At June 30, 2019, cash and cash equivalents totaled $3.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $25.8 million at June 30, 2019.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year at June 30, 2019, totaled $61.2 million, or 41.4%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLBNY advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At June 30, 2019, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at June 30, 2019. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2019, we had outstanding commitments to originate loans of $2.3 million. We anticipate that we will have sufficient funds available to meet our current lending commitments.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

As of June 30, 2019, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with regard to shares repurchased by the Company during the three months ended June 30, 2019.

			(c) Total	(d)
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	(a) Total		Publicly	Purchased
	Number of	(b) Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share	Programs(1)	Programs(1)
April 1 — April 30, 2019	15,521	$8.60	15,521	65,964
May 1 — May 31, 2019	4,527	$8.61	20,048	61,437
June 1 — June 30, 2019	7,000	$8.77	27,048	54,437
Total	27,048		27,048

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

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101	The following materials from Seneca Financial Corp. Form 10-Q for the three and six months ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition (iii) the Consolidated Statements of Comprehensive Income (loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENECA FINANCIAL CORP.
(registrant)

August 14, 2019	/s/ Joseph G. Vitale
Joseph G. Vitale
President and Chief Executive Officer

August 14, 2019	/s/ Vincent J. Fazio
Vincent J. Fazio
Executive Vice President and Chief Financial Officer

