Form 10-Q
period 2019-09-30
Seneca Financial Corp.
filed 2019-11-14
CIK 1708715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES   ☒        NO  ☐

As of November 13, 2019, there were 1,912,959 shares issued and outstanding of the registrant’s common stock.

SENECA FINANCIAL CORP.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,943	$3,470
Securities, available-for-sale	27,920	26,174
Loans, net of allowance for loan losses of $1,183 and $1,234	165,767	154,650
Federal Home Loan Bank of New York stock, at cost	3,218	2,622
Accrued interest receivable	782	771
Premises and equipment, net	4,853	3,445
Bank owned life insurance	2,478	2,438
Pension assets	1,746	1,250
Other assets	755	487
Total assets	$210,462	$195,307

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$16,748	$13,201
Interest bearing	127,843	130,774
Total Deposits	144,591	143,975
Federal Home Loan Bank advances	40,900	28,350
Advances from borrowers for taxes and insurance	1,167	2,127
Other liabilities	3,446	1,444
Total liabilities	190,104	175,896
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized and unissued
Common stock, $0.01 par value, 19,000,000 shares authorized, 1,978,923 shares issued and 1,912,959 shares outstanding at September 30, 2019 and 1,978,923 shares issued and outstanding at December 31, 2018	9	9
Additional paid-in capital	7,852	7,846
Treasury stock, at cost (65,964 shares at September 30, 2019)	(579)	-
Retained earnings	16,367	15,487
Unearned ESOP shares, at cost	(728)	(747)
Accumulated other comprehensive loss	(2,563)	(3,184)
Total stockholders' equity	20,358	19,411
Total liabilities and stockholders' equity	$210,462	$195,307

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
INTEREST INCOME
Loans, including fees	$2,015	$1,740	$5,875	$5,065
Securities	211	210	658	563
Other	8	8	19	27
Total interest income	2,234	1,958	6,552	5,655
INTEREST EXPENSE
Deposits	438	319	1,309	898
Advances and borrowings	223	168	638	450
Total interest expense	661	487	1,947	1,348
Net interest income	1,573	1,471	4,605	4,307
PROVISION FOR LOAN LOSSES	35	-	125	10
Net interest income after provision for loan losses	1,538	1,471	4,480	4,297
NON-INTEREST INCOME
Service fees	34	30	101	99
Income from financial services	76	50	225	140
Fee income	81	51	205	135
Earnings on bank-owned life insurance	13	14	40	42
Net gains on sales of available-for-sale securities	6	-	6	-
Net gains on sale of residential mortgage loans	18	11	53	18
Total non-interest income	228	156	630	434
NON-INTEREST EXPENSE
Compensation and employee benefits	738	779	2,225	2,251
Core processing	198	205	532	595
Premises and equipment	148	125	399	360
Professional fees	72	60	286	205
Postage & office supplies	24	27	77	86
FDIC premiums	16	13	45	25
Advertising	50	45	143	144
Mortgage recording tax	-	-	(75)	26
Other	113	112	402	350
Total non-interest expense	1,359	1,366	4,034	4,042
Income before provision for income taxes	407	261	1,076	689
PROVISION FOR INCOME TAXES	72	48	196	116
Net income	$335	$213	$880	$573

Net income per common shares - basic and diluted	$0.18	$0.11	$0.47	$0.30
Weighted average number of common shares outstanding - basic and diluted	1,845,474	1,902,590	1,871,865	1,903,874

The accompanying notes are an integral part of these consolidated statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NET INCOME	$335	$213	$880	$573

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX
Available-for-sale securities:
Unrealized holding gains (losses) arising during period	105	(98)	786	(399)
Less reclassification adjustment for net gains included in net income	(6)	-	(6)	-

Net unrealized (losses) gains on available-for-sale securities	99	(98)	780	(399)

Defined benefit pension plan:
Net gains (losses) arising during the period	-	-	-	-
Less reclassification of amortization of net losses recognized in net pension expense	-	-	-	-

Net changes in defined benefit pension plan	-	-	-	-

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX	99	(98)	780	(399)

Tax effect	15	(34)	159	(84)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	84	(64)	621	(315)

TOTAL COMPREHENSIVE INCOME	$419	$149	$1,501	$258

The accompanying notes are an integral part of these consolidated statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

						Accumulated
		Additional			Unearned	Other
	Common	Paid-In	Treasury	Retained	ESOP	Comprehensive	Total
	Stock	Capital	Stock	Earnings	Shares	Loss	Equity

THREE MONTHS ENDED SEPTEMBER 30, 2019

BALANCE, JULY 1, 2019	$9	$7,846	$(381)	$16,032	$(734)	$(2,647)	$20,125

Net income	-	-	-	335	-	-	335
Other comprehensive income	-	-	-	-	-	84	84
ESOP shares committed to be released (646 shares)	-	-	-	-	6	-	6
Stock-based compensation	-	6	-	-	-	-	6
Purchase of treasury shares at cost (21,455 shares)	-	-	(198)	-	-	-	(198)

BALANCE, SEPTEMBER 30, 2019	$9	$7,852	$(579)	$16,367	$(728)	$(2,563)	$20,358

THREE MONTHS ENDED SEPTEMBER 30, 2018

BALANCE, JULY 1, 2018	$9	$7,846	$-	$14,997	$(757)	$(3,571)	$18,524

Net income	-	-	-	213	-	-	213
Other comprehensive loss	-	-	-	-	-	(64)	(64)
ESOP shares committed to be released (646 shares)	-	-	-	-	7	-	7

BALANCE, SEPTEMBER 30, 2018	$9	$7,846		$15,210	$(750)	$(3,635)	$18,680

		Additional			Unearned	Other
	Common	Paid-In	Treasury	Retained	ESOP	Comprehensive	Total
	Stock	Capital	Stock	Earnings	Shares	Loss	Equity

NINE MONTHS ENDED SEPTEMBER 30, 2019

BALANCE, JANUARY 1, 2019	$9	$7,846	$-	$15,487	$(747)	$(3,184)	$19,411

Net income	-	-	-	880	-	-	880
Other comprehensive income	-	-	-	-	-	621	621
ESOP shares committed to be released (1,939 shares)	-	-	-	-	19	-	19
Stock-based compensation	-	6	-	-	-	-	6
Purchase of treasury shares at cost (65,964)	-	-	(579)	-	-	-	(579)

BALANCE, SEPTEMBER 30, 2019	$9	$7,852	$(579)	$16,367	$(728)	$(2,563)	$20,358

NINE MONTHS ENDED SEPTEMBER 30, 2018

BALANCE, JANUARY 1, 2018	$9	$7,846	$-	$14,637	$(770)	$(3,320)	$18,402

Net income	-	-	-	573	-	-	573
Other comprehensive loss	-	-	-	-	-	(315)	(315)
ESOP shares committed to be released (1,939 shares)	-	-	-	-	20	-	20

BALANCE, SEPTEMBER 30, 2018	$9	$7,846		$15,210	$(750)	$(3,635)	$18,680

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$880	$573
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	180	149
Provision for loan losses	125	10
Net amortization of premiums and discounts on securities	154	197
Gain on sale of residential mortgage loans	(53)	(18)
Proceeds from sale of residential mortgage loans	1,805	2,949
Loans originated and sold	(1,752)	(2,931)
Gain on sale of available-for-sale securities	(6)	-
Amortization of deferred loan fees	37	75
ESOP compensation expense	19	20
Stock based compensation expense	6	-
Earnings on investment in bank-owned life insurance	(40)	(42)
Increase in accrued interest receivable	(11)	(117)
Increase in other assets	(268)	(1,236)
Increase in pension assets	(496)	(262)
Increase in other liabilities	1,837	2,491
Net cash flow provided by operating activities	2,417	1,858
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in securities available-for-sale
Proceeds from calls and maturities	780	-
Proceeds from sales	5,581	-
Principal repayments	1,336	1,901
Purchases	(8,805)	(7,043)
Purchase of Federal Home Loan Bank of New York stock	(1,536)	(469)
Redemption of Federal Home Loan Bank of New York stock	940	-
Loan originations and principal collections, net	(11,279)	(10,086)
Purchases of premises and equipment	(1,588)	(25)
Net cash flow used in investing activities	(14,571)	(15,722)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	616	5,983
Decrease in advances from borrowers for taxes and insurance	(960)	(942)
Purchase of treasury stock	(579)	-
Repayments on long-term FHLB advances	(4,250)	(2,100)
Proceeds from long-term FHLB advances	12,500	3,350
Increase in short-term FHLB advances	4,300	7,500
Net cash flow provided by financing activities	11,627	13,791
Net change in cash and cash equivalents	(527)	(73)
CASH AND CASH EQUIVALENTS - beginning of period	3,470	4,375
CASH AND CASH EQUIVALENTS - end of period	$2,943	$4,302
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and borrowed funds	$1,877	$1,329
Income taxes	$196	$66

          The accompanying notes are an integral part of these consolidated statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of SEPTEMBER 30, 2019 (unaudited) and December 31, 2018 and THE three AND NINE months ended SEPTEMBER 30, 2019 and 2018 (unaudited)

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the consolidated financial position of the Company as of September 30, 2019 and the results of its operations and its cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Form 10-K of the Company.

The results of operations at and for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year or any other period.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model). Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists from the date of initial recognition of that instrument. Further, ASU 2016-13 made certain targeted amendments to the existing impairment model for available for sale (“AFS”) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  ASU 2016-13 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2019 for all public business entities that are SEC filers. Early application is permitted as of the annual reporting periods beginning after December 15, 2018, including interim periods within those periods. An entity will apply the amendments in this ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company’s management is evaluating the potential impact on our consolidated financial statements; however, due to the significant differences in the revised guidance from existing U.S. GAAP, the implementation of this guidance may result in material changes in our accounting for credit losses on financial instruments. We are also reviewing the impact of additional disclosures required under ASU 2016-13 on our ongoing financial reporting.

In July 2019, the FASB decided to add a project to its technical agenda to propose staggered effective dates for certain accounting standards, including ASU 2016-13. The FASB has proposed an approach that ASU 2016-13 will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Company, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. For all other entities, including smaller reporting companies like the Company, ASU 2016-13 will be effective for fiscal years beginning after January 1, 2023, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies). The FASB approved the proposal in October. The Company is currently a smaller reporting company, and the Company’s expected adoption date for ASU 2016-13 will change from fiscal years beginning after December 15, 2019 to fiscal years beginning after January 1, 2023, including interim periods within those fiscal years.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of SEPTEMBER 30, 2019 (unaudited) and December 31, 2018 and THE three AND NINE months ended SEPTEMBER 30, 2019 and 2018 (unaudited)

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of SEPTEMBER 30, 2019 (unaudited) and December 31, 2018 and THE three AND NINE months ended SEPTEMBER 30, 2019 and 2018 (unaudited)

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of SEPTEMBER 30, 2019 (unaudited) and December 31, 2018 and THE three AND NINE Months ended SEPTEMBER 30, 2019 and 2018 (unaudited)

3.	Securities

The amortized cost and fair values of securities, with gross unrealized gains and losses are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available-for-sale securities:

September 30, 2019 (Unaudited):
U.S. Government Agency Securities	$1,146	$-	$-	$1,146
Municipal securities	9,882	186	(2)	10,066
Mortgage-backed securities and collateralized mortgage obligations	11,344	57	(46)	11,356
Corporate securities	5,313	49	(9)	5,352
	$27,685	$292	$(57)	$27,920

December 31, 2018:
Municipal securities	$9,850	$10	$(181)	$9,679
Mortgage-backed securities and collateralized mortgage obligations	11,022	-	(243)	10,779
Corporate securities	5,853	-	(137)	5,716
	$26,725	$10	$(561)	$26,174

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

Investment securities with carrying amounts of $11.5 million and $9.8 million were pledged to secure advances and for other purposes required or permitted by law at September 30, 2019 and December 31, 2018, respectively.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of SEPTEMBER 30, 2019 (unaudited) and December 31, 2018 and THE three AND NINE months ended SEPTEMBER 30, 2019 and 2018 (unaudited)

3.	Securities (Continued)

The amortized cost and fair value of debt securities based on the contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	September 30, 2019		December 31, 2018
	(Unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$-	$-	$500	$501
Due after one year through five years	6,723	6,756	3,372	3,313
Due after five years through ten years	6,020	6,141	7,481	7,357
Due after ten years	3,598	3,667	4,350	4,224
Mortgage-backed securities and collateralized mortgage obligations	11,344	11,356	11,022	10,779
	$27,685	$27,920	$26,725	$26,174

During the three months ended September 30, 2019, the Company sold $3.8 million of available-for-sale securities with a gross realized gain of $19,162 and a gross realized loss of $13,955. During the three months ended September 30, 2018, the Company did not sell available-for-sale securities. During the nine months ended September 30, 2019, the Company sold $5.6 million of available-for-sale securities with gross realized gain of $25,527 and gross realized loss of $19,526. During the nine months ended September 30, 2018, the Company did not sell available-for-sale securities.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of SEPTEMBER 30, 2019 (unaudited) and December 31, 2018 and THE three AND NINE months ended SEPTEMBER 30, 2019 and 2018 (unaudited)

3.	Securities (Continued)

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position follows:

	Less than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
September 30, 2019 (Unaudited):
Municipal securities	(2)	612	-	-
Mortgage-backed securities and collateralized mortgage obligations	(4)	1,018	(42)	4,718
Corporate Securities	-	-	(9)	3,030
	$(6)	$1,630	$(51)	$7,748

December 31, 2018:
Municipal securities	$(7)	$1,786	$(174)	$6,636
Mortgage-backed securities and collateralized mortgage obligations	(19)	3,249	(224)	7,530
Corporate Securities	(137)	5,716	-	-
	$(163)	$10,751	$(398)	$14,166

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For the three and nine months ended September 30, 2019 and 2018, the Company did not record an other-than-temporary impairment charge.

At September 30, 2019, eight mortgage-backed securities and collateralized mortgage obligations and six corporate securities were in a continuous loss position for more than twelve months. At September 30, 2019, one municipal and one mortgage-back security was in a continuous loss position for less than twelve months.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of SEPTEMBER 30, 2019 (unaudited) and December 31, 2018 and THE three AND NINE months ended SEPTEMBER 30, 2019 and 2018 (unaudited)

4.	LOANS

Net loans at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
	(Unaudited)
	(Dollars in Thousands)
Mortgage loans on real estate:
One-to four-family first lien residential	$100,802	$102,617
Residential construction	3,915	3,500
Home equity loans and lines of credit	9,352	9,212
Commercial	34,483	23,409

Total mortgage loans on real estate	148,552	138,738

Commercial and industrial	15,859	14,134

Consumer loans	2,083	2,519

Total loans	166,494	155,391

Allowance for loan losses	(1,183)	(1,234)
Net deferred loan origination costs	456	493

Net loans	$165,767	$154,650

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of SEPTEMBER 30, 2019 (unaudited) and December 31, 2018 and THE three AND NINE months ended SEPTEMBER 30, 2019 and 2018 (unaudited)

4.	LOANS (Continued)

Risk Characteristics of Portfolio Segments

The risk characteristics within the loan portfolio vary depending on the loan segment. Consumer loans generally are repaid from personal sources of income. Risks associated with consumer loans primarily include general economic risks such as declines in the local economy creating higher rates of unemployment. Those conditions may also lead to a decline in collateral values should the Company be required to repossess the collateral securing consumer loans. These economic risks also impact the commercial loan segment, however commercial loans are considered to have greater risk than consumer loans as the primary source of repayment is from the cash flow of the business customer. Real estate loans, including residential mortgages, commercial, and home equity loans, comprise approximately 89% of the portfolio at September 30, 2019 and 90% of the portfolio at December 31, 2018. Loans secured by real estate provide collateral protection and thus significantly reduce the inherent risk in the portfolio.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of SEPTEMBER 30, 2019 (unaudited) and December 31, 2018 and THE three AND NINE Months ended SEPTEMBER 30, 2019 and 2018 (unaudited)

4.	LOANS (Continued)

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings within the Company's internal risk rating system as of September 30, 2019 and December 31, 2018. There were no doubtful accounts at September 30, 2019 or December 31, 2018.

	September 30, 2019 (Unaudited)
	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Loss	Total
Mortgage loans on real estate:
One-to four-family first lien residential	$100,802	$-	$-	$-	$100,802
Residential construction	3,915	-	-	-	3,915
Home equity loans and lines of credit	9,352	-	-	-	9,352
Commercial	32,093	58	2,332	-	34,483
Total mortgage loans on real estate	146,162	58	2,332	-	148,552
Commercial and industrial	15,379	470	10		15,859
Consumer loans	2,083	-	-	-	2,083
Total loans	$163,624	$528	$2,342	$-	$166,494

	December 31, 2018
	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Loss	Total
Mortgage loans on real estate:
One-to four-family first lien residential	$102,617	$-	$-	$-	$102,617
Residential construction	3,500	-	-	-	3,500
Home equity loans and lines of credit	9,212	-	-	-	9,212
Commercial	28,662	-	2,149	-	23,409
Total mortgage loans on real estate	136,589	-	2,149	-	138,738
Commercial and industrial	13,887	-	247		14,134
Consumer loans	2,519	-	-	-	2,519
Total loans	$152,995	$-	$2,396	$-	$155,391

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of SEPTEMBER 30, 2019 (unaudited) and December 31, 2018 and THE three AND NINE months ended SEPTEMBER 30, 2019 and 2018 (unaudited)

4.	LOANS (Continued)

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date. An age analysis of past due loans, segregated by class of loans, are as follows:

	September 30, 2019 (Unaudited)
	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
One-to four-family first lien residential	$749	$452	$709	$1,910	$98,892	$100,802
Residential construction	-	-	-	-	3,915	3,915
Home equity loans and lines of credit	125	-	33	158	9,194	9,352
Commercial	-	120	-	120	34,363	34,483
Total mortgage loans on real estate	874	572	742	2,188	146,364	148,552
Commercial and industrial	75	-	-	75	15,784	15,859
Consumer loans	8	-	-	8	2,075	2,083
Total loans	$957	$572	$742	$2,271	$164,223	$166,494

	December 31, 2018
	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
One-to four-family first lien residential	$1,331	$628	$670	$2,629	$99,988	$102,617
Residential construction	-	-	462	462	3,038	3,500
Home equity loans and lines of credit	-	-	-	-	9,212	9,212
Commercial	-	364	-	364	23,045	23,409
Total mortgage loans on real estate	1,331	992	1,132	3,455	135,283	138,738
Commercial and industrial	-	-	-	-	14,134	14,134
Consumer loans	3	-	13	16	2,503	2,519
Total loans	$1,334	$992	$1,145	$3,471	$151,920	$155,391

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of SEPTEMBER 30, 2019 (unaudited) and December 31, 2018 and THE three AND NINE months ended SEPTEMBER 30, 2019 and 2018 (unaudited)

4.	LOANS (Continued)

Nonaccrual loans, segregated by class of loan as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
	(Unaudited)
	(Dollars in Thousands)
Mortgage loans on real estate	$654	$1,201
Consumer loans	-	13
Total nonaccrual loans	$654	$1,214

The decrease in nonaccrual loans was mostly attributed to the sale of a one-to four-family residence under construction and the foreclosure of a one-to four-family residence reported as other real estate owned at June 30, 2019.

The following tables summarize impaired loan information by portfolio class:

	September 30, 2019 (Unaudited)
	(Dollars in Thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Mortgage loans on real estate	$418	$418	$18
	418	418	18
With no allowance recorded:
Mortgage loans on real estate	1,311	1,311	-
	1,311	1,311	-

Total	$1,729	$1,729	$18

	December 31, 2018
	(Dollars in Thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Mortgage loans on real estate	$780	$780	$38
	780	780	38
With no allowance recorded:
Mortgage loans on real estate	1,313	1,313	-
	1,313	1,313	-

Total	$2,093	$2,093	$38

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of SEPTEMBER 30, 2019 (unaudited) and December 31, 2018 and THE three AND NINE MONTHS ended SEPTEMBER 30, 2019 and 2018 (unaudited)

4.	LOANS (Continued)

The following table presents the average recorded investment in impaired loans:

	September 30, 2019	December 31, 2018
	(Unaudited)
	(Dollars in Thousands)
Mortgage loans on real estate	$1,911	$2,026
Total	$1,911	$2,026

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

As of March 31, 2018, the Company modified two commercial mortgage loans valued together at $1.0 million that are considered accruing TDRs. We modified the terms to interest only for a two-year period. These TDRs are paying according to their modified terms and are classified as substandard and impaired at September 30, 2019.

The following table presents interest income recognized on impaired loans for the three months ended September 30, 2019 and 2018:

	September 30,
	2019	2018
	(Unaudited)
	(Dollars in Thousands)
Mortgage loans on real estate - commercial	$10	$10

Total	$10	$10

The following table presents interest income recognized on impaired loans for the nine months ended September 30, 2019 and 2018:

	September 30,
	2019	2018
	(Unaudited)
	(Dollars in Thousands)
Mortgage loans on real estate - commercial	$29	$29

Total	$29	$29

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of SEPTEMBER 30, 2019 (unaudited) and December 31, 2018 and THE three AND NINE MONTHS ended SEPTEMBER 30, 2019 and 2018 (unaudited)

4.	LOANS (Continued)

The following tables summarize the activity in the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30, 2019 (Unaudited)
	(In thousands)
	Mortgage Loans on Real Estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$894	$113	$21	$127	$1,155
Charge-offs	-	-	(7)	-	(7)
Recoveries	-	-	-	-	-
Provision	63	2	4	(34)	35
Ending balance	$957	$115	$18	$93	$1,183

	For the three months ended September 30, 2018 (Unaudited)
	(In thousands)
	Mortgage loans on Real Estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$867	$127	$5	$243	$1,242
Charge-offs	-	(8)	-	-	(8)
Recoveries	-	-	-	-	-
Provision	73	11	3	(87)	-
Ending balance	$940	$130	$8	$156	$1,234

	For the nine months ended September 30, 2019 (Unaudited)
	(In thousands)
	Mortgage loans on Real Estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$933	$132	$17	$152	$1,234
Charge-offs	(162)	-	(14)	-	(176)
Recoveries	-	-	-	-	-
Provision	186	(17)	15	(59)	125
Ending balance	$957	$115	$18	$93	$1,183

	For the nine months ended September 30, 2018 (Unaudited)
	(In thousands)
	Mortgage loans on Real Estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$870	$116	$5	$250	$1,241
Charge-offs	-	(8)	(9)	-	(17)
Recoveries	-	-	-	-	-
Provision	70	22	12	(94)	10
Ending balance	$940	$130	$8	$156	$1,234

The charge-offs of $176,000, for the nine months ended September 30, 2019 consisted of a $16,000 charge-off of a one-to-four family construction loan, charge-offs of five consumer loans totaling $14,000, and a charge-off of a one-to four-family residence for $146,000. The one-to four-family residence of $220,000 that was reported as other real estate owned at June 30, 2019 and has since been sold.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of SEPTEMBER 30, 2019 (unaudited) and December 31, 2018 and THE three and NINE months ended SEPTEMBER 30, 2019 and 2018 (unaudited)

5.	COMPREHENSIVE INCOME (LOSS)

The balances and changes in the components of accumulated other comprehensive loss, net of tax, are as follows:

	For the three months ended September 30, 2019 (Unaudited)
	Unrealized Gains (Losses) on	Net Gain	Accumulated Other
	Available for Sale Securities	Losses on Pension Plan	Comprehensive Income (Loss)
	(Dollars in Thousands)
Beginning balance	$101	$(2,748)	$(2,647)
Other comprehensive income	84	-	84
Ending balance	$185	$(2,748)	$(2,563)

	For the three months ended September 30, 2018 (Unaudited)
	Unrealized Gains (Losses) on	Net (Losses)	Accumulated Other
	Available for Sale Securities	on Pension Plan	Comprehensive Income (Loss)
	(Dollars in Thousands)
Beginning balance	$(457)	$(3,114)	$(3,571)
Other comprehensive (loss)	(64)	-	(64)
Ending balance	$(521)	$(3,114)	$(3,635)

	For the nine months ended September 30, 2019 (Unaudited)
	Unrealized Gains (Losses) on	Net Loss	Accumulated Other
	Available for Sale Securities	on Pension Plan	Comprehensive Income (Loss)
	(Dollars in Thousands)
Beginning balance	$(436)	$(2,748)	$(3,184)
Other comprehensive income	621	-	621
Ending balance	$185	$(2,748)	$(2,563)

	For the nine months ended September 30, 2018 (Unaudited)
	Unrealized Loss on	Net (Losses)	Accumulated Other
	Available for Sale Securities	on Pension Plan	Comprehensive Income (Loss)
	(Dollars in Thousands)
Beginning balance	$(206)	$(3,114)	$(3,320)
Other comprehensive (loss)	(315)	-	(315)
Ending balance	$(521)	$(3,114)	$(3,635)

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of SEPTEMBER 30, 2019 (unaudited) and December 31, 2018 and THE three and NINE months ended SEPTEMBER 30, 2019 and 2018 (unaudited)

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of SEPTEMBER 30, 2019 (unaudited) and December 31, 2018 and THE three and NINE months ended SEPTEMBER 30, 2019 and 2018 (unaudited)

6.	FAIR VALUE MEASUREMENT and FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

	Total	Level 1	Level 2	Level 3
	(In Thousands of Dollars)
Available-for-sale Securities:
September 30, 2019:
U.S. Government Agency Securities	$1,146	-	$1,146	-
Municipal securities	10,066	-	10,066	-
Mortgage-backed securities and collateralized mortgage obligations	11,356	-	11,356	-
Corporate securities	5,352	-	5,352	-
	$27,920	$-	$27,920	$-
December 31, 2018:
Municipal securities	$9,679	$-	$9,679	$-
Mortgage-backed securities and collateralized mortgage obligations	10,779	-	10,779	-
Corporate securities	5,716	-	5,716	-
	$26,174	$-	$26,174	$-

There were no securities transferred out of Level 2 securities available-for-sale during the three and nine months ended September 30, 2019 or the year ended December 31, 2018.

Required disclosures include fair value information about financial instruments, whether or not recognized in the consolidated statements of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate, and estimates of future cash flows. In that regard, the fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. FASB ASU Topic 820 fair value measurements and disclosures, the financial assets and liabilities were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at September 30, 2019 and December 31, 2018.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of SEPTEMBER 30, 2019 (unaudited) and December 31, 2018 and THE three and NINE months ended SEPTEMBER 30, 2019 and 2018 (unaudited)

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of SEPTEMBER 30, 2019 (unaudited) and December 31, 2018 and THE three and NINE months ended SEPTEMBER 30, 2019 and 2018 (unaudited)

6.	FAIR VALUE MEASUREMENT and FAIR VALUE OF FINANCIAL INSTRUMENTs (Continued)

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2019 and December 31, 2018 are as follows:

	Fair Value	Carrying	Fair
	Hierarchy	Amount	Value
	(In Thousands of Dollars)
September 30, 2019:
Financial assets:
Cash and due from banks	Level 1	$2,943	$2,943
Securities available-for-sale	Level 2	27,920	27,920
Investment in FHLB stock	Level 2	3,218	3,218
Loans, net	Level 3	165,767	160,987
Accrued interest receivable	Level 1	782	782

Financial liabilities:
Deposits	Level 1/2	144,591	144,311
Advances and borrowings from FHLB	Level 2	40,900	40,900
Accrued interest payable	Level 1	62	62
Advances from borrowers for taxes and insurance	Level 1	1,167	1,167

December 31, 2018:
Financial assets:
Cash and due from banks	Level 1	$3,470	$3,470
Securities available-for-sale	Level 2	26,174	26,174
Investment in FHLB stock	Level 2	2,622	2,622
Loans, net	Level 3	154,650	150,337
Accrued interest receivable	Level 1	771	771
Financial liabilities:
Deposits	Level 1/2	143,975	139,742
Advances and borrowings from FHLB	Level 2	28,350	28,350
Accrued interest payable	Level 1	62	62
Advances from borrowers for taxes and insurance	Level 1	2,127	2,127

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of SEPTEMBER 30, 2019 (unaudited) and December 31, 2018 and THE three and NINE months ended SEPTEMBER 30, 2019 and 2018 (unaudited)

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2019 and December 31, 2018 were as follows:

	Total	Level 1	Level 2	Level 3
	(In Thousands of Dollars)
September 30, 2019:
Impaired loans	$400	$-	$-	$400
	$400			$400

December 31, 2018:
Impaired loans	$742	$-	$-	$742

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of SEPTEMBER 30, 2019 (unaudited) and December 31, 2018 and THE three and NINE months ended SEPTEMBER 30, 2019 and 2018 (unaudited)

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
	valuation
	of property

At September 30, 2019, the fair value consists of impaired loan balances of $400,000 net of valuation allowance of $18,000 and at December 31, 2018, the fair value consists of loan balances of $780,000, net of a valuation allowance $38,000.

At September 30, 2019 we had impaired loans of $1.7 million and at December 31, 2018, we had impaired loans of $2.1 million.

Once a loan is foreclosed, the fair value of the real estate continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan. At September 30, 2019 and December 31, 2018, there was no foreclosed real estate whose carrying value was written down utilizing Level 3 inputs.

The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $156,000 and $444,000 at September 30, 2019 and December 31, 2018, respectively.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of SEPTEMBER 30, 2019 (unaudited) and December 31, 2018 and THE three and NINE months ended SEPTEMBER 30, 2019 and 2018 (unaudited)

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

	September 30, 2019	December 31, 2018
	(Unaudited)
	(In Thousands of Dollars)
Commitments to Grant Loans	$1,551	$2,698
Unfunded Commitments Under Lines of Credit	$5,703	$5,349

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of SEPTEMBER 30, 2019 (unaudited) and December 31, 2018 and THE three and NINE months ended SEPTEMBER 30, 2019 and 2018 (unaudited)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios set forth in the table below of total, Tier 1, and Tier 1 common equity capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of September 30, 2019, that the Bank met all capital adequacy requirements to which it is subject.

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

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have developed a “Community Bank Leverage Ratio” (the ratio of a bank’s Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the new Community Bank Leverage Ratio at not less than 9%. A financial institution can elect to be subject to this new definition. The new rule takes effect on January 1, 2020.

As of September 30, 2019, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 common equity risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios as of September 30, 2019 and December 31, 2018 are as follows:

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of SEPTEMBER 30, 2019 (unaudited) and December 31, 2018 and THE three and NINE months ended SEPTEMBER 30, 2019 and 2018 (unaudited)

8.	REGULATORY CAPITAL REQUIREMENTS (continued)

	Actual		Capital Adequacy Purposes		To be Well Capitalized Under Prompt and Corrective Action Provisions		Minimum Capital Adequacy with Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(In Thousands of Dollars)
As of September 30, 2019 (Unaudited):
Total core capital to risk weighted assets	$22,073	16.20%	$10,900	8.00%	$13,625	10.00%	$14,306	10.50%
Tier 1 capital to risk weighted assets	20,890	15.33%	8,175	6.00%	10,900	8.00%	11,581	8.50%
Tier 1 common equity to risk weighted assets	20,890	15.33%	6,131	4.50%	8,856	6.50%	9,537	7.00%
Tier 1 capital to assets	20,890	10.05%	8,314	4.00%	10,392	5.00%	10,392	5.00%
As of December 31, 2018:
Total core capital to risk weighted assets	$21,128	17.51%	$9,655	8.00%	$12,069	10.00%	$12,673	10.50%
Tier 1 capital to risk weighted assets	19,894	16.48%	7,242	6.00%	9,655	8.00%	10,259	8.50%
Tier 1 common equity to risk weighted assets	19,894	16.48%	5,431	4.50%	7,845	6.50%	8,448	7.00%
Tier 1 capital to assets	19,894	10.27%	7,745	4.00%	9,681	5.00%	9,681	5.00%

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of SEPTEMBER 30, 2019 (unaudited) and December 31, 2018 and THE three and NINE months ended SEPTEMBER 30, 2019 and 2018 (unaudited)

9.	EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan (SERP)

Beginning in 2016, the Bank established a SERP for its executive officers. All benefits provided under the SERP are unfunded and, as the executive officers retire, the Company will make a payment to the participant. At September 30, 2019 and December 31, 2018, the Company recorded $110,000 and $83,000, respectively for the SERP in other liabilities. For the three months ended September 30, 2019 and 2018, the expense included in employee benefits for the SERP totaled $9,000 and $8,000 respectivily. For the nine months ended September 30, 2019 and 2018, the expense included in employee benefits for the SERP totaled $18,000 for both periods.

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

The following table presents the components of the net periodic pension plan cost for the Company’s Defined Benefit Pension Plan (the “Pension Plan”) for the periods indicated:

	For the three months ended September 30,
	2019	2018
	(In thousands)
Service cost	$71	$84
Interest cost	119	103
Expected return on assets	(214)	(197)
Amortization of unrecognized loss	26	54
Net periodic pension cost	$2	$44

	For the nine months ended September 30,
	2019	2018
	(In thousands)
Service cost	$212	$251
Interest cost	356	309
Expected return on assets	(641)	(589)
Amortization of unrecognized loss	77	161
Net periodic pension cost	$4	$132

The benefit obligation activity for the Pension Plan was calculated using an actuarial measurement date of January 1. Plan assets and the benefit obligations were calculated using an actuarial measurement date of December 31.

The Company will assess the need for future annual contributions to the Pension Plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. A contribution of $500,000 was made to the pension plan during the nine months ended September 30, 2019.

Employee stock ownership plan (“ESOP”)

Effective upon the completion of the Company's initial public stock offering in October 2017, the Bank established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $775,740 in proceeds from a term loan obtained from the Company to purchase 77,574 shares of common stock in the initial public offering at a price of $10.00 per share. The ESOP loan will be repaid principally from the Bank's contribution to the ESOP in annual payments through 2047 based on the prime rate of interest on the first business day each year. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Bank recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares would be recorded as a reduction of retained earnings and dividends on unallocated shares would be recorded as a reduction of debt. The Company recognized $6,480 and $19,440 for the three and nine months ended September 30, 2019. The Company recognized $6,480 and $19,440 for the three and nine months ended September 30, 2018. At December 31, 2018, there were 74,407 shares not yet released having an aggregate market value of approximately $592,000. Participant vesting provisions for the ESOP are 20% per year and will be fully vested upon completion of six years of credited service. Eligible employees who were employed with the Bank shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of SEPTEMBER 30, 2019 (unaudited) and December 31, 2018 and THE three and NINE months ended SEPTEMBER 30, 2019 and 2018 (unaudited)

10.	EARNINGS PER SHARE COMMON

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is net income to the Company. The Company has granted stock options and, during the nine months ended September 30, 2019 and 2018, had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.

The following tables set forth the calculation of basic earnings per share:

	Three months ended September 30, (Unaudited)
(Dollars in Thousands Except per Share Data)	2019	2018
Basic earnings per common share:
Net income available to common stockholders	$335	$213
Weighted average common shares outstanding	1,845,474	1,902,590
	$0.18	$0.11

	Nine months ended September 30, (Unaudited)
(Dollars in Thousands Except per Share Data)	2019	2018
Basic earnings per common share:
Net income available to common stockholders	$880	$573
Weighted average common shares outstanding	1,871,865	1,903,874
	$0.47	$0.30

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

as of SEPTEMBER 30, 2019 (unaudited) and December 31, 2018 and THE three and NINE months ended SEPTEMBER 30, 2019 and 2018 (unaudited)

11.	NON-INTEREST INCOME

The Company has included the following tables regarding the Company's non-interest income for the periods presented.

	(Unaudited)
	For the three months ended September 30,
	2019	2018

	(Dollars in Thousands)
Service fees
Deposit related fees	$10	$9
Loan servicing income	24	21
Total service fees	34	30
Income from financial services
Securities commission income	73	47
Insurance commission income	3	3
Total insurance and securities commission income	76	50
Card income
Debit card interchange fee income	25	21
ATM fees	5	3
Insufficient fund fees	43	21
Total card and insufficient funds income	73	45
Realized gain on sale of residential mortgage loans
Realized gain on sales of residential mortgage loans	18	11
Realized net gain on available-for-sales securities	6	-
Bank owned life insurance	13	14
Other miscellaneous income	8	6
Total non-interest income	$228	$156

	(Unaudited)
	For the nine months ended September 30,
	2019	2018

	(Dollars in Thousands)
Service fees
Deposit related fees	$30	$37
Loan servicing income	71	62
Total service fees	101	99
Income from financial services
Securities commission income	216	129
Insurance commission income	9	11
Total insurance and securities commission income	225	140
Card income
Debit card interchange fee income	70	60
ATM fees	14	7
Insufficient fund fees	100	49
Total card and insufficient funds income	184	116
Realized gain on sale of residential mortgage loans
Realized gain on sales of residential mortgage loans	53	18
Realized net gain on available-for-sales securities	6	-
Bank owned life insurance	40	42
Other miscellaneous income	21	19
Total non-interest income	$630	$434

The Company recognizes revenue as it is earned. The following is a discussion of key revenues within the scope of the new revenue guidance:

•	Service fees – Revenue from fees on deposit accounts is earned at the time that the charge is assessed to the customer's account. Fee waivers are discretionary and usually reversed within the same reporting period as assessed.

•	Fee income – Fee income is earned through commissions and is satisfied over the time which the fee has been assessed.

•	Card income and insufficient funds fees – Card income consists of interchange fees from consumer debit card networks and other card related services. Interchange rates are set by the card networks. Interchange fees are based on purchase volumes and other factors and are recognized as transactions occur. Insufficient funds fees are satisfied at the time the charge is assessed to the customer's account.

•	Realized gains on sale of residential mortgage loans and available-for-sale securities are realized at the time the transaction occurs.

12.	STOCK-BASED COMPENSATION

A summary of the Company’s stock option activity and related information for its equity incentive plan for the three and nine months ended September 30, 2019 is as follows:

	For the three and nine months ended September 30, 2019
	Options	Weighted Average Exercise Price Per Share
Outstanding at the beginning of the year	-	-

Grants	47,500	$9.20

Exercised	-	-

Outstanding at quarter end	47,500	$9.20

Exercisable at quarter end	-	-

The grants to senior management and directors vest over a five-year period in equal installments, with the first installment vesting on the anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2024.

The compensation expense of the awards is based on the fair value of the instruments on the date of the grant.

The Company recorded compensation expense in the amount of $6,000 for the three and nine months ended September 30, 2019. There were no grants of awards during the three and nine months ended September 30, 2018.

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

Overview

 Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets (primarily cash and due from banks), and the interest we pay on our interest-bearing liabilities, consisting primarily of demand accounts, NOW accounts, savings accounts, money market accounts, certificate of deposit accounts and borrowings. Our results of operations also are affected by non-interest income, our provision for loan losses and non-interest expense. Non-interest income consists primarily of fee income and service charges, income from our financial services division, earnings on bank owned life insurance and realized gains on sales of loans and securities. Non-interest expenses consist primarily of compensation and employee benefits, core processing, premises and equipment, professional fees, postage and office supplies, FDIC premiums, advertising, and other expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities. For the three months ended September 30, 2019, we had net income of $335,000 compared to net income of $213,000 for the same period in 2018. The period over period $122,000 increase in net income,was primarily due to an increase in net interest income, and an increase in non-interest income and a decrease in non-interest expense, partially offset by an increase in the provision for loan losses. For the nine months ended September 30, 2019, we had net income of $880,000 compared to $573,000 for the same period in 2018. The increase in net income of $307,000 was primarily due to an increase in net interest income an increase in non-interest income, partially offset by an increase in the provision for loan losses.

At September 30, 2019, we had $210.5 million in consolidated assets, an increase of $15.2 million, or 7.8%, from $195.3 million at December 31, 2018. During the first nine months of 2019, we continued to focus on loan production, particularly with respect to commercial real estate loans as well as commercial and industrial loans.

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

	For the Three Months Ended September 30,
	(Unaudited)
	2019			2018
	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
	(Dollars in thousands)
Interest-earning assets:

Loans	$166,488	$2,015	4.84%	$149,182	$1,740	4.67%
Available-for-sale securities	25,978	166	2.56%	27,538	164	2.38%
FHLB Stock	3,022	45	5.96%	2,651	46	6.94%
Other interest-earning assets	1,655	8	1.93%	1,545	8	2.07%
Total interest-earning assets	$197,143	2,234	4.53%	180,916	1,958	4.33%
Noninterest-earning assets	10,119			7,212
Total assets	$207,262			$188,128

Interest-bearing liabilities:

NOW accounts	$14,487	$6	0.17%	$14,649	$7	0.19%
Regular savings and demand club accounts	22,165	5	0.09%	21,683	4	0.07%
Money market accounts	17,272	45	1.04%	13,067	18	0.55%
Certificates of deposit and retirement accounts	74,883	382	2.04%	72,204	290	1.61%
Total interest-bearing deposits	128,807	438	1.36%	121,603	319	1.05%
FHLB Borrowings	36,373	223	2.45%	30,857	168	2.18%
Total interest-bearing liabilities	165,180	661	1.60%	152,460	487	1.28%
Noninterest-bearing deposits	16,878			13,155
Other non-interest bearing liabilities	5,606			4,324
Total liabilities	187,664			169,939
Stockholders' equity	19,598			18,189
Total liabilities and stockholders' equity	$207,262			$188,128

Net interest income		$1,573			$1,471
Net interest rate spread (1)			2.93%			3.05%
Net interest-earning assets (2)	$31,963			$28,456
Net interest margin (3)			3.19%			3.25%
Average interest-earning assets to average interest-bearing liabilities	119%			119%

(1)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by total interest-earning assets.

(4)	Annualized.

	For the Nine Months Ended September 30,
	(Unaudited)
	2019			2018
	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
	(Dollars in thousands)
Interest-earning assets:

Loans	$163,184	$5,875	4.80%	$145,895	$5,065	4.63%
Available-for-sale securities	26,487	517	2.60%	26,261	441	2.24%
FHLB Stock	2,921	141	6.44%	2,511	122	6.48%
Other interest-earning assets	1,450	19	1.75%	2,051	27	1.76%
Total interest-earning assets	194,042	6,552	4.50%	176,718	5,655	4.27%
Noninterest-earning assets	9,544			7,465
Total assets	$203,586			$184,183

Interest-bearing liabilities:

NOW accounts	$14,520	$17	0.16%	$13,706	$18	0.18%
Regular savings and demand club accounts	22,240	15	0.09%	21,453	10	0.06%
Money market accounts	16,132	115	0.95%	13,634	57	0.56%
Certificates of deposit and retirement accounts	77,255	1,162	2.01%	72,283	813	1.50%
Total interest-bearing deposits	130,147	1,309	1.34%	121,076	898	0.99%
FHLB Borrowings	34,335	638	2.48%	28,575	450	2.10%
Total interest-bearing liabilities	164,482	1,947	1.58%	149,651	1,348	1.20%
Noninterest-bearing deposits	15,897			13,076
Other non-interest bearing liabilities	3,886			3,251
Total liabilities	184,265			165,978
Stockholders' equity	19,321			18,205
Total liabilities and stockholders’ equity	$203,586			$184,183

Net interest income		$4,605			$4,307
Net interest rate spread (1)			2.92%			3.06%
Net interest-earning assets (2)	$29,560			$27,245
Net interest margin (3)			3.16%			3.25%
Average interest-earning assets to average interest-bearing liabilities	118%			118%

(1)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by total interest-earning assets.

(4)	Annualized.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019 vs. 2018			2019 vs. 2018
	(Unaudited)			(Unaudited)
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$202	$45	$247	$267	$515	$782
Available-for-sale securities	(9)	11	2	2	74	76
FHLB Stock	6	(7)	(1)	9	10	19
Other interest-earning assets	1	27	28	(4)	24	20

Total interest-earning assets	$200	$76	$276	$274	$623	$897

Interest-bearing liabilities:
NOW accounts	$-	$(1)	$(1)	$-	$(1)	$(1)
Regular savings and demand club accounts	-	1	1	-	5	5
Money market accounts	6	21	27	5	53	58
Certificates of deposit and retirement accounts	11	81	92	25	324	349
Total deposits	17	102	119	30	381	411

FHLB Borrowings	30	25	55	40	148	188

Total interest-bearing liabilities	47	127	174	70	529	599

Change in net interest income	$153	$(51)	$102	$204	$94	$298

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

Total assets increased $15.2 million, or 7.8%, to $210.5 million at September 30, 2019 from $195.3 million at December 31, 2018. The increase was primarily due to an increase in loans.

Loans increased $11.1 million, or 7.2%, to $165.8 million at September 30, 2019 from $154.7 million at December 31, 2018, reflecting increases in commercial real-estate loans and commercial and industrial loans and a decrease in one-to four-family residential loans. Commercial real-estate loans increased $11.1 million, or 47.3%, to $34.5 million at September 30, 2019, from $23.4 million at December 31, 2018. Commercial and industrial loans increased $1.7 million, or 12.2%, to $15.9 million at September 30, 2019, from $14.1 million at December 31, 2018. One-to four-family residential loans decreased $1.8 million, or 1.8%, to $100.8 million at September 31, 2019 from $102.6 million at December 31, 2018. In the first nine months of 2019, we increased our portfolio of, commercial real estate loans and commercial and industrial loans to increase earnings by adding lenders and a business development officer. The decrease in residential mortgages was a result of our continued focus on originating commercial loans, the sale of one-to four-family residential loans, with no recourse and retaining the servicing rights.

Securities available-for-sale increased by $1.7 million, or 6.7%, to $27.9 million at September 30, 2019 from $26.2 million at December 31, 2018. The increase was primarily due to purchases of $8.8 million in new securities. Purchases were partially offset by sales of $5.6 million, principal payments of $1.3 million and calls and maturities of $780,000. The new purchases included six municipal obligations, a corporate bond and five mortgage-back securities pledged as collateral for FHLBNY advances.

Premises and equipment net, increased by $1.4 million or 40.9%, to $4.9 million at September 30, 2019, from $3.4 million at December 31, 2018, primarily due to the remodeling of our main office and the purchase of land for our new location in Bridgeport, New York.

Cash and cash equivalents decreased $527,000, or 15.2%, to $2.9 million at September 30, 2019 from $3.5 million at December 31, 2018 due to funding our loan originations and securities purchases.

Total deposits increased $616,000, or 0.4%, to $144.6 million at September 30, 2019 from $144.0 million at December 31, 2018. The increase was primarily due to increases in demand deposit accounts and money market accounts partially offset by a decrease in certificates of deposit of $6.1 million, or 7.7%. Demand deposit accounts increased $3.5 million, or 26.9%, to $16.7 million at September 30, 2019 from $13.2 million at December 31, 2018. Money market accounts increased $2.9 million or 19.4% to $18.1 million at September 30, 2019, from $15.1 million at December 31, 2018. The increase in demand deposit accounts and money market accounts was primarily due to special advertising promotions during the first nine months of 2019.

Total borrowings from the FHLBNY increased $12.5 million, or 44.3%, to $40.9 million at September 30, 2019 from $28.4 million at December 31, 2018 as we increased borrowings to fund loan growth and to purchase securities.

Total stockholders’ equity increased $947,000, or 4.9%, to $20.4 million at September 30, 2019 from $19.4 million at December 31, 2018. The increase was primarily due to net income of $880,000, a decrease of unearned ESOP shares of $19,000, an increase in paid-in capital of $6,000 related to the stock based compensation plan and a decrease in accumulated other comprehensive loss of $621,000, partially offset by the purchase of $579,000 of treasury stock during the nine months ended September 30, 2019.

Comparison of Operating Results for the Three Months Ended September 30, 2019 and 2018

General. Net income increased $122,000, or 57.3%, to $335,000 for the three months ended September 30, 2019, from $213,000 for the three months ended September 30, 2018. The increase was due to increases in net interest income and non-interest income and a decrease in non-interest expense, partially offset by an increase in the provision for loan losses.

Interest Income. Interest income increased $276,000, or 14.1%, to $2.2 million for the three months ended September 30, 2019, from $2.0 million for the three months ended September 30, 2018. Our average balance of interest-earning assets increased $16.2 million, or 9.07%, to $197.1 million for the three months ended September 30, 2019 from $180.9 million for the three months ended September 30, 2018 due primarily to an increase in the average balance of loans. The average yield on interest-earning assets increased 20 basis points to 4.53% for the three months ended September 30, 2019 from 4.33% for the three months ended September 30, 2018 as we originate higher yielding loans.

Interest income on loans increased $275,000, or 15.8%, to $2.0 million for the three months ended September 30, 2019 from $1.7 million for the three months ended September 30, 2018, due to the increase in the average balance of loans and the increase in the average yield on loans. Our average balance of loans increased $17.3 million, or 11.6%, to $166.5 million for the three months ended September 30, 2019 from $149.2 million for the three months ended September 30, 2018. The increase in the average balance of loans resulted from our continued emphasis on growing our commercial loan portfolio. Our average yield on loans increased 17 basis points to 4.84% for the three months ended September 30, 2019 from 4.67% for the three months ended September 30, 2018, as we originated higher yielding commercial loans.

Interest income on available-for-sale securities increased $2,000, or 1.2%, to $166,000 for the three months ended September 30, 2019 from $164,000 for the three months ended September 30, 2018, due primarily to an increase in the average yield of available-for-sale securities, partially offset by the decrease in the average balance of available-for-sale securities. The average yield we earned on available-for-sale securities increased 18 basis points to 2.56% for the three months ended September 30, 2019, from 2.38% for the three months ended September 30, 2018, primarily as a result of lower premium amortization resulting from slower prepayment speeds on mortgage-backed securities and the repricing of floating rate securities to the three-month LIBOR. The average balance of available-for-sale securities decreased $1.6 million, or 5.7%, to $26.0 million for the three months ended September 30, 2019, from $27.5 million for the three months ended September 30, 2018. The decrease in the average balance of available-for-sale securities was due in part to the principal payments of amortizing debt securities and sales.

Interest Expense. Interest expense increased $174,000, or 35.7%, to $661,000 for the three months ended September 30, 2019 from $487,000 for the three months ended September 30, 2018, due to increases in interest expense on deposits and borrowings. Our average balance of interest-bearing liabilities increased $12.7 million, or 8.3%, to $165.2 million for the three months ended September 30, 2019 from $152.5 million for the three months ended September 30, 2018 due primarily to increases in the average balance of deposits and FHLBNY borrowings. Our average rate on interest-bearing liabilities increased 32 basis points to 1.60% for the three months ended September 30, 2019 from 1.28% for the three months ended September 30, 2018 primarily as a result of an increases in the volume of FHLBNY borrowings and the rate of certificates of deposit.

Interest expense on deposits increased $119,000, or 37.3%, to $438,000 for the three months ended September 30, 2019 from $319,000 for the three months ended September 30, 2018 due to increases in the average rate paid on deposits and the average balance of deposits. The average rate paid on deposits increased to 1.36% for the three months ended September 30, 2019 from 1.05% for the three months ended September 30, 2018, primarily reflecting higher rates paid on promotional certificates of deposit and CDARS certificates of deposit. The average rate of certificates of deposit increased by 43 basis points to 2.04% for the three months ended September 30, 2019 from 1.61% for the three months ended September 30, 2018. The average balance of certificates of deposit increased by $2.7 million to $74.9 million for the three months ended September 30, 2019 from $72.2 million for the three months ended September 30, 2018.

Interest expense on borrowings increased $55,000, or 32.7%, to $223,000 for the three months ended September 30, 2019 from $168,000 for the three months ended September 30, 2018. The increase in interest expense on borrowings reflected the increase in the average rate of FHLBNY borrowings which increased by 27 basis points to 2.45% for the three months ended September 30, 2019 from 2.18% for the three months ended September 30, 2018. The average balance of borrowings with the FHLBNY increased in the third quarter of 2019 as compared to the third quarter of 2018 by $5.5 million from $30.9 million to $36.4 million in order to fund our asset growth. The average rate on borrowings increased due to the increase in the average balance of borrowed funds.

Net Interest Income. Net interest income increased $102,000, or 6.9%, to $1.6 million for the three months ended September 30, 2019 from $1.5 million for the three months ended September 30, 2018, primarily as a result of the growth in net interest-earning assets which increased $3.5 million or 12.3%, from $28.5 million for the three months ended September 30, 2018 to $32.0 million for the three months ended September 30, 2019. Our net interest rate spread decreased by 12 basis points to 2.93% for the three months ended September 30, 2019 from 3.05% for the three months ended September 30, 2018, and our net interest margin decreased by six basis points to 3.19% for the three months ended September 30, 2019 from 3.25% for the three months ended September 30, 2018, primarily due to an increase in the average rate of interest-bearing liabilities which outpaced the increase in the average yield of interest-earning assets.

Provision for Loan Losses. We establish a provision for loan losses which is charged to operations to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses inherent in the loan portfolio that are both probable and reasonably estimated at the date of the consolidated statements of financial condition. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan, and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses to maintain the allowance.

Based on our evaluation of the above factors, we recorded a provision for loan losses for the three months ended September 30, 2019 of $35,000. We had no provision for loan losses for the three months ended September 30, 2018. The increase in the provision for the three months ended September 30, 2019 was the result of growth in our loan portfolio. Several installment loans were charged off in the third quarter of 2019 totaling $7,000. We experienced net charge-offs of $8,000 in the third quarter of 2018. The allowance for loan losses was $1.2 million, or 0.71% of net loans outstanding at September 30, 2019. The allowance for loan losses was $1.2 million or 0.87% of net loans outstanding at December 31, 2018.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate for the three months ended September 30, 2019 and September 30, 2018. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-Interest Income. Non-interest income increased $72,000, or 46.2%, to $228,000 for the three months ended September 30, 2019 from $156,000 for the three months ended September 30, 2018. The increase was primarily due to an increase in income from financial services and fee income. Fee income increased $30,000, or 58.8%, to $81,000 for the three months ended September 30, 2019 from $51,000 for the three months ended September 30, 2018. Financial services income increased $26,000, or 52.0%, to $76,000 for the three months ended September 30, 2019 from $50,000 for the three months ended September 30, 2018. Fee income increased because of our promotions targeting transaction accounts in the third quarter of 2019. Financial services income increased as a result of an increase in assets held under management by expanding the relationships of existing clients and adding new clients.

Non-Interest Expense. Non-interest expense decreased by $7,000, or 0.5%, from $1,366,000 for the three months ended September 30, 2018 to $1,359,000 for the three months ended September 30, 2019. The decrease was primarily due to reduced compensation and employee benefits. Compensation and employee benefits decreased by $41,000, or 5.3%, from $779,000, for the three months ended September 30, 2018 to $738,000, for the three months ended September 30, 2019. The decrease in compensation was attributed to a decrease in the number of employees from 46 full time equivalents as of September 30, 2018 to 41 full time equivalents as of September 30, 2019. The decrease in full time equivalents was due to the reduction of one-to four-family residential lending personnel and an employee retirement. Employee benefits decreased primarily due to a reduction of net periodic pension costs. Core processing decreased $7,000 for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 due to the negotiated credit for our out-sourced call center. Premises and equipment expense increased by $23,000, or 18.4%, to $148,000 for the three months ended September 30, 2019, from $125,000 for the three months ended September 30, 2018. The increase was primarily due to the remodeling of our main office. Professional fees increased $12,000, or 20.0%, to $72,000 for the three months ended September 30, 2019 from $60,000 for the three months ended September 30, 2018. Professional fees increased due to audit, accounting and legal fees in the third quarter of 2019 as a result of legal and filing fees attributed to our equity incentive plan. FDIC insurance premiums increased $3,000, or 23.1%, to $16,000 for the three months ended September 30, 2019 from $13,000 for the three months ended September 30, 2018 due to an increase in total assets of the Bank.

Income Tax Expense. We incurred income tax expense of $72,000 and $48,000 for the three months ended September 30, 2019 and 2018, respectively, resulting in effective tax rates of 17.7% and 18.4%, respectively. The increase in income tax expense for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was due to the quarterly tax provision calculation. The tax provision is calculated quarterly projecting annual net income before tax including permanent and temporary differences.

Comparison of Operating Results for the Nine Months Ended September 30, 2019 and 2018

General. Net income increased $307,000, or 53.6%, to $880,000 for the nine months ended September 30, 2019, from $573,000 for the nine months ended September 30, 2018. The increase was due to an increase in net interest income, an increase in non-interest income and decrease in non-interest expense, partially offset by an increase in the provision for loan losses.

Interest Income. Interest income increased $897,000, or 15.9%, to $6.6 million for the nine months ended September 30, 2019, from $5.7 million for the nine months ended September 30, 2018. Our average balance of interest-earning assets increased $17.3 million, or 9.8%, to $194.0 million for the nine months ended September 30, 2019 from $176.7 million for the nine months ended September 30, 2018 due primarily to an increase in the average balance of loans. The average yield on interest-earning assets increased 23 basis points to 4.50% for the nine months ended September 30, 2019 from 4.27% for the nine months ended September 30, 2018 as we originated new higher yielding commercial loans.

Interest income on loans increased $810,000, or 16.0%, to $5.9 million for the nine months ended September 30, 2019 from $5.1 million for the nine months ended September 30, 2018 due to the increase in the average balance of loans and the increase in the average yield on loans. Our average balance of loans increased $17.3 million, or 11.9%, to $163.2 million for the nine months ended September 30, 2019 from $145.9 million for the nine months ended September 30, 2018. The increase in the average balance of loans resulted from our continued emphasis on commercial lending. Our average yield on loans increased 17 basis points to 4.80% for the nine months ended September 30, 2019 from 4.63% for the nine months ended September 30, 2018, as we originated higher yielding commercial loans.

Interest income on available-for-sale securities increased $76,000, or 17.2%, to $517,000 for the nine months ended September 30, 2019 from $441,000 for the nine months ended September 30, 2018 due primarily to the increases in the average yield of available-for-sale securities. The average yield we earned on available-for-sale securities increased 36 basis points to 2.60% for the nine months ended September 30, 2019 from 2.24% for the nine months ended September 30, 2018 primarily as a result of lower premium amortization resulting from slower prepayment speeds on mortgage-backed securities and the repricing of floating rate securities to the three month LIBOR. The average balance of available-for-sale securities increased $226,000, or 0.9%, to $26.5 million for the nine months ended September 30, 2019 from $26.3 million for the nine months ended September 30, 2018.

Interest Expense. Interest expense increased $599,000, or 44.4%, to $1.9 million for the nine months ended September 30, 2019 from $1.3 million for the nine months ended September 30, 2018, primarily due to increases in interest expense on certificates of deposit, money market accounts and borrowings. Our average balance of interest-bearing liabilities increased $14.9 million, or 10.0%, to $164.5 million for the nine months ended September 30, 2019 from $149.6 million for the nine months ended September 30, 2018 due primarily to increases in the average rate of certificates of deposit and FHLBNY advances. Our average rate on interest-bearing liabilities increased 38 basis points to 1.58% for the nine months ended September 30, 2019 from 1.20% for the nine months ended September 30, 2018 primarily as a result of increases in the average rate on FHLBNY borrowings and certificates of deposit and money market accounts.

Interest expense on deposits increased $411,000, or 45.8%, to $1.3 million for the nine months ended September 30, 2019 from $898,000 for the nine months ended September 30, 2018 due to increases in the average rate paid on deposits and the average volume of deposits. The average rate paid on deposits increased to 1.34% for the nine months ended September 30, 2019 from 0.99% for the nine months ended September 30, 2018, primarily reflecting higher rates paid on promotional certificates of deposit, CDARS certificates of deposit and money market accounts. The average rate of certificates of deposit increased by 51 basis points to 2.01% for the nine months ended September 30, 2019 from 1.50% for the nine months ended September 30, 2018. In addition, the average balance of certificates of deposit increased by $4.9 million to $77.3 million for the nine months ended September 30, 2019 from $72.3 million for the nine months ended September 30, 2018, which reflected the majority of the growth in the average balance of deposits.

Interest expense on borrowings increased $188,000, or 41.08%, to $638,000 for the nine months ended September 30, 2019 from $450,000 for the nine months ended September 30, 2018. The increase in interest expense on borrowings reflected the increase in the average rate of FHLBNY borrowings which increased by 38 basis points to 2.48% for the nine months ended September 30, 2019 from 2.10% for the nine months ended September 30, 2018. The average balance of borrowings with the FHLBNY increased in the first nine months of 2019 as compared to the first nine months of 2018 by $5.8 million from $28.6 million to $34.3 million in order to fund our asset growth. The average rate on borrowings increased due to the increase in interest rates as lower priced longer term borrowings mature.

Net Interest Income. Net interest income increased $298,000, or 6.9%, to $4.6 million for the nine months ended September 30, 2019 from $4.3 million for the nine months ended September 30, 2018, primarily as a result of the growth in net interest-earning assets which increased $2.3 million, or 8.5%, from $27.3 million for the nine months ended September 30, 2018 to $29.6 million for the nine months ended September 30, 2019. Our net interest rate spread decreased by 14 basis points to 2.92% for the nine months ended September 30, 2019 from 3.06% for the nine months ended September 30, 2018, and our net interest margin decreased by nine basis points to 3.16% for the nine months ended September 30, 2019 from 3.25% for the nine months ended September 30, 2018, primarily due to an increase in the average rate of interest-bearing liabilities which outpaced the increase in the average yield of interest-earning assets.

Provision for Loan Losses. We establish a provision for loan losses which is charged to operations to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses inherent in the loan portfolio that are both probable and reasonably estimated at the date of the consolidated statements of financial condition. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan, and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses to maintain the allowance.

Based on our evaluation of the above factors, we recorded a provision for loan losses for the nine months ended September 30, 2019 of $125,000 as compared to $10,000 for the nine months ended September 30, 2018. The increase in the provision for the nine months ended September 30, 2019 was the result of an increase in net-charge-offs and growth in our loan portfolio. We had net-charge-offs of $176,000 for the nine months ended September 30, 2019 as compared to a $17,000 charge-off for the nine months ended September 30, 2018. The allowance for loan losses was $1.2 million, or 0.71% of net loans outstanding at September 30, 2019. The allowance for loan losses was $1.2 million or 0.80% of net loans outstanding at December 31, 2018.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate for the nine months ended September 30, 2019 and September 30, 2018. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management by expanding the relationship of existing clients and adding new clients.

Non-Interest Income. Non-interest income increased $196,000, or 45.2%, to $630,000 for the nine months ended September 30, 2019 from $434,000 for the nine months ended September 30, 2018. The increase was primarily due to an increase in income from financial services and fee income. Fee income increased $70,000, or 51.9%, to $205,000 for the nine months ended September 30, 2019 from $135,000 for the nine months ended September 30, 2018. Financial services income increased $85,000, or 60.7%, to $225,000 for the nine months ended September 30, 2019 from $140,000 for the nine months ended September 30, 2018. Fee income increased because of our promotions targeting transaction accounts in the first nine months of 2019. Financial services income increased as a result of more assets held under management.

Non-Interest Expense. Non-interest expense decreased by $8,000 to $4.0 million for the nine months ended September 30, 2019 as compared to $4.0 million for the nine months ended September 30, 2018. The decrease was primarily due to a decrease in core processing expense, a decrease in New York mortgage recording tax and a decrease in compensation and employee benefits nearly offset by an increase in professional fees. Core processing expenses decreased $63,000, or 10.6%, from $595,000 for the nine months ended September 30, 2018 to $532,000 for the nine months ended September 30, 2019. The decrease in core processing expenses was due to the negotiated credit for our out-sourced call center. New York mortgage recording tax was $26,000 for the nine months ended September 30, 2018 as compared to a credit of $75,000 for the nine months ended September 30, 2019. The decrease in New York mortgage recording tax was primarily due to a tax refund from New York State. Compensation and employee benefits decreased $26,000, or 1.2%, to $2,225,000 for the nine months ended September 30, 2019 from $2,251,000 for the nine months ended September 30, 2018. The decrease in compensation was due to a decrease in the number of employees from 46 full time equivalents as of September 30, 2018 to 41 full time equivalents as of September 30, 2019. The decrease in full time equivalents was due to the reduction of one- to four-family residential lending personnel and an employee retirement. Employee benefits decreased in part due to a reduction in the net periodic pension cost recorded in employee benefits. Premises and equipment increased $23,000 or 18.4% to $399,000 for the nine months period ended September 30, 2019 from $360,000 for the same period in 2018. Premises and equipment increased due to the remodeling of our main office. Professional and audit fees increased $81,000 or 39.5%, to $286,000 for the nine months ended September 30, 2019 from $205,000 for the nine months ended September 30, 2018. Professional fees increased due to the additional legal fees to operate as a public company such as adding the stock incentive program as an employee benefit. The company’s stock-based compensation awards are disclosed in Note 12: Stock-Based-Compensation. FDIC insurance premiums increased $20,000 to $45,000 for the nine months ended September 30, 2019, from $25,000 for the nine months ended September 30, 2018 due to an increase in average assets of $19.4 million or 10.5%, year over year for the nine months period.

Income Tax Expense. We incurred income tax expense of $196,000 and $116,000 for the nine months ended September 30, 2019 and 2018, respectively, resulting in effective tax rates of 18.13% and 16.84%, respectively. The increase in income tax expense for the nine months ended September 30, 2019 as compared to the same period in 2018 was primarily due to an increase in the effective tax rate. The tax provision is calculated quarterly projecting annual net income before tax including permanent and temporary differences.

Non-Performing Assets

We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings. Non-performing assets, including non-performing loans, totaled $654,000, or 0.31% of total assets, at September 30, 2019 and $1.2 million, or 0.62% of total assets, at December 31, 2018. The decrease in non-performing assets was due to increased credit quality and collection efforts. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated. We had no non-accruing troubled debt restructurings or real estate owned at the dates indicated.

	At September 30, 2019	At December 31, 2018
	(Unaudited)
	(Dollars in thousands)
Non-accrual loans:
Residential:
One- to four-family	$654	$1,201
Home equity loans and lines of credit	-	-
Construction	-	-
Commercial real estate	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total non-accrual loans	$654	$1,201

Accruing loans 90 days or more past due:
Residential:
One- to four-family	-	-
Home equity loans and lines of credit	-	-
Construction	-	-
Commercial real estate	-	-
Commercial and industrial	-	-
Consumer and other	-	13
Total accruing loans 90 days or more past due	$-	$13
Total non-performing loans	654	1,214
Real estate owned	-	-
Total non-performing assets	$654	$1,214

Other non-performing loans to total loans	0.39%	0.78%
Total non-performing loans to total assets	0.31%	0.62%
Total non-performing assets to total assets	0.31%	0.62%

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the Nine Months Ended September 30,
	2019	2018
	(Unaudited)
	(Dollars in thousands)
Balance at beginning of period	$1,234	$1,241

Charge-offs:
Residential:
One- to four-family	146	-
Home equity loans and lines of credit	-	-
Construction	16	-
Commercial real estate	-	-
Commercial and industrial	-	8
Consumer and other	14	9
Total charge-offs	176	17

Recoveries:
Residential:
One- to four-family	-	-
Home equity loans and lines of credit	-	-
Construction	-	-
Commercial real estate	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total recoveries	-	-

Net charge-offs	176	17
Provision for loan losses	125	10

Balance at end of period	$1,183	$1,234

Ratios:
Net charge-offs to average loans outstanding	0.11%	0.01%
Allowance for loan losses to non-performing loans at end of period	180.89%	188.97%
Allowance for loan losses to total loans at end of period	0.71%	0.87%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from calls, maturities, and sales of securities. We also have the ability to borrow from the FHLBNY. At September 30, 2019, we had a $89.7 million line of credit with the FHLBNY and a $2.5 million line of credit with Zions Bank. At September 30, 2019, we had $40.9 million in outstanding borrowings from the FHLBNY. We have not borrowed against the line of credit with Zions Bank during the nine months ended September 30, 2019.

The Board and Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2019.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which includes cash and due from banks. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At September 30, 2019, cash and cash equivalents totaled $2.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $27.9 million at September 30, 2019.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year at September 30, 2019, totaled $60.7 million, or 41.9%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLBNY advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At September 30, 2019, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at September 30, 2019. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2019, we had outstanding commitments to originate loans of $1.6 million. We anticipate that we will have sufficient funds available to meet our current lending commitments.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

As of September 30, 2019, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with regard to shares repurchased by the Company during the three months ended September 30, 2019.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 — July 31, 2019	15,723		$9.23	15,723	38,714
August 1 — August 31, 2019	5,732		$9.24	21,455	32,982
September 1-30	—		—	—
Total	21,455	$		21,455

(1) The Company’s Board of Directors authorized its first stock repurchase program on October 21, 2018 to acquire up to 98,946 shares, or 5.0% of the Company’s then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101	The following materials from Seneca Financial Corp. Form 10-Q for the three and nine months ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENECA FINANCIAL CORP.
(registrant)

November 14, 2019	/s/ Joseph G. Vitale
Joseph G. Vitale
President and Chief Executive Officer

November 14, 2019	/s/ Vincent J. Fazio
Vincent J. Fazio
Executive Vice President and Chief Financial Officer

