Form 10-K
period 2019-12-31
Seneca Financial Corp.
filed 2020-03-30
CIK 1708715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 000-55853

Seneca Financial Corp.

(Exact Name of Registrant as Specified in its Charter)

Federal	82-3128044
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

35 Oswego Street, Baldwinsville, New York	13027
(Address of principal executive offices)	(Zip code)

(315) 638-0233

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
None	None	None

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

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of   $9.00 as of June 30, 2019, was $16.6 million.

As of March 23, 2020 there were 1,912,959 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders. (Part III)

i

PART I

ITEM 1.	Business

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	our ability to access cost-effective funding;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;

•	our ability to implement and change our business strategies;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or prepayments on loans we have made and make;

•	adverse changes in the securities or secondary mortgage markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	changes in the quality or composition of our loan or investment portfolios;

•	technological changes that may be more difficult or expensive than expected, or the failure or breaches of information technology security systems;

•	the inability of third-party providers to perform as expected;

•	our ability to manage market risk, credit risk and operational risk in the current economic environment;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	the long term effects of the spread of the Corona virus on the U.S. economy;

•	our ability to retain key employees;

•	our compensation expense associated with equity allocated or awarded to our employees; and

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Seneca Financial Corp.

Seneca Financial Corp., a federal corporation that was organized in 2017, is a savings and loan holding company headquartered in Baldwinsville, New York. Seneca Financial Corp.’s common stock is quoted on the OTC Pink Marketplace operated by OTC Markets Group under the symbol “SNNF.” Seneca Financial Corp. conducts its operations primarily through its wholly-owned subsidiary, Seneca Savings, a federally-chartered savings association. Seneca Financial Corp. manages its operations as one unit, and thus does not have separate operating segments. At December 31, 2019, Seneca Financial Corp. had total consolidated assets of  $210.2 million, loans net of allowance of   $164.4 million, deposits of   $151.9 million, and stockholders’ equity of  $21.1 million.

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

We conduct our business from our main office and three branch offices. All of our banking offices are located in Onondaga and Madison counties, northeast and northwest of Syracuse, New York. Our primary market area currently consists of Onondaga County, New York and the contiguous counties.

Our business consists primarily of taking deposits from the general public and, historically, investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, and, to a lesser extent, commercial real estate loans, home equity lines of credit, commercial and industrial loans, residential construction loans, and consumer loans. Subject to market conditions, we expect to increase our focus on originating commercial real estate loans and commercial and industrial loans in an effort to diversify our overall loan portfolio, increase the overall yield earned on our loans and assist in managing interest rate risk. We plan to sell in the secondary market the majority of the fixed-rate conforming one- to four-family residential real estate loans that we originate with terms of 20 years or greater. We also invest in securities, which have historically consisted primarily of mortgage-backed securities issued by U.S. government sponsored enterprises, municipal securities, U.S. Government Agency Securities, corporate bonds and Federal Home Loan Bank (FHLB) of New York stock. We offer a variety of deposit accounts, including demand accounts, NOW accounts, savings accounts, money market accounts and certificate of deposit accounts.

Market Area

Baldwinsville, New York is a village located in Onondaga County and is 15 miles northwest of Syracuse, New York. Baldwinsville has an estimated population of 7,550 and an estimated median household income of  $53,100. Anheuser-Busch, the world’s largest beer maker, has a plant on a 370-acre site located in Baldwinsville. We view Onondaga County, which is part of the Syracuse, New York Metropolitan Statistical Area and is more populous than the other contiguous counties, as a primary area for growth, particularly for commercial lending and deposit gathering. Onondaga county includes a high concentration of office, medical, retail, industrial, mixed use and multi-family real estate buildings and businesses. Other large employers in Onondaga County include Carrier Corporation, Lockheed Martin, Syracuse University, Upstate University Health System and St. Joseph’s Hospital Health Center. There are approximately 11,700 businesses operating in Onondaga County.

Onondaga County’s total population is estimated at 465,398. The unemployment rate at December 2019, for Onondaga County was 4.0%, and is the same as the State of New York, and higher than 3.5% for the United States. The median household income in Onondaga County was approximately $54,482, which is lower than the New York state median of  $67,844 and the national median household income of  $63,688.

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

Competition

We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds, insurance companies and credit unions. As of June 30, 2019 (the most recent date for which data is available), our market share of deposits represented 1.43% of Federal Deposit Insurance Corporation-insured deposits in Onondaga County, ranking us 12th in market share of deposits out of 15 institutions operating in the county.

Lending Activities

General.   Our historical principal lending activity has been originating one- to four-family residential real estate loans and, to a lesser extent, commercial real estate loans, commercial and industrial loans, home equity lines of credit, residential construction and consumer loans. More recently, we have sought to increase our commercial real estate and commercial and industrial lending in an effort to diversify our overall loan portfolio, increase the overall yield earned on our loans and assist in managing interest rate risk. Historically, we have not sold a significant amount of loans, but over the last four years, we started to regularly sell a portion of our fixed-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio, and to generate fee income.

Our strategic plan continues to focus on residential and commercial real estate lending and to gradually increase our commercial and industrial lending. We generally retain in our portfolio adjustable-rate or shorter-term fixed-rate residential real estate mortgage loans. In recent years, we have started regularly selling loans in the secondary market. Loans that we sell into the secondary market consist of long-term (20 years or greater), conforming fixed-rate residential real estate mortgage loans, which we primarily sell to the FHLB of New York’s Mortgage Partnership Finance program, and, to Freddie Mac. These loans are sold without recourse. We generally retain the servicing rights on all conforming fixed-rate residential mortgage loans that we sell. Our commercial lending efforts will focus on the small-to-medium sized business market, targeting borrowers with outstanding loan balances of between $250,000 to $1,000,000. We will focus primarily on commercial real estate loans and on commercial and industrial loans in our market area. As part of the commercial loan strategy, we will seek to use our commercial relationships to grow our commercial transactional deposit accounts.

Loan Portfolio Composition.   The following table sets forth the composition of our loan portfolio, by type of loans at the dates indicated.

	At December 31,
	2019		2018
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Residential:
One- to four-family	$99,248	60.2%	$102,617	66.0%
Home equity loans and lines of credit	9,109	5.5%	9,212	5.9%
Construction	3,710	2.2%	3,500	2.3%
Commercial real estate	34,432	20.8%	23,409	15.1%
Commercial and industrial	16,814	10.2%	14,134	9.1%
Consumer and other	1,876	1.1%	2,519	1.6%
Total loans receivable	165,189	100.0%	155,391	100.0%
Deferred loan costs	440		493
Allowance for loan losses	(1,241)		(1,234)
Total loans receivable, net	$164,388		$154,650

	At December 31,
	2017		2016
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Residential:
One- to four-family	$95,697	67.5%	$93,443	70.3%
Home equity loans and lines of credit	7,706	5.4%	5,504	4.1%
Construction	5,978	4.2%	3,091	2.3%
Commercial real estate	21,673	15.3%	18,879	14.2%
Commercial and industrial	8,312	5.9%	9,105	6.9%
Consumer and other	2,443	1.7%	2,907	2.2%
Total loans receivable	141,809	100.0%	132,929	100.0%
Deferred loan costs	582		605
Allowance for loan losses	(1,241)		(1,170)
Total loans receivable, net	$141,150		$132,364

Loan Portfolio Maturities.   The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2019. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2020. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One- to four-family	Home equity loans and lines of credit	Residential Construction	Commercial Real Estate	Commercial and Industrial	Consumer and other	Total
	(Dollars in Thousands)
Due During the Years Ending December 31,
2020	$52	$1	$-	$-	$4,991	$85	$5,129
2021	96	-	-	-	1,398	111	1,605
2022	291	-	-	27	762	116	1,196
2023 to 2024	852	40	-	40	3,926	386	5,244
2025 to 2029	6,014	491	-	2,843	4,420	201	13,969
2030 to 2034	14,350	187	-	3,861	-	608	19,006
2035 and beyond	77,593	8,390	3,710	27,661	1,317	369	119,040

Total	$99,248	$9,109	$3,710	$34,432	$16,814	$1,876	$165,189

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2019 that are contractually due after December 31, 2020.

	Due After December 31, 2020
	Fixed	Adjustable	Total
	(In thousands)
Residential:
One- to four-family	$95,713	$3,483	$99,196
Home equity loans and lines of credit.	352	8,756	9,108
Construction	-	3,710	3,710
Commercial real estate	2,382	32,050	34,432
Commercial and industrial	2,812	9,011	11,823
Consumer and other	1,791	-	1,791
Total	$103,050	$57,010	$160,060

One- to Four-Family Residential Real Estate Lending.   Our primary lending activity is the origination of one- to four-family residential real estate mortgage loans. At December 31, 2019, $99.2 million, or 60.2%, of our total loan portfolio consisted of one- to four-family residential real estate mortgage loans. We offer conforming and non-conforming, fixed-rate and adjustable-rate residential real estate mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $484,350. Our adjustable-rate mortgage loans provide an initial fixed interest rate for one, five, seven or ten years and then adjust annually thereafter. They amortize over a period of up to 30 years.

One- to four-family residential real estate mortgage loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed-rate and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which at December 31, 2019 was $484,350 for single-family homes in our market area. Loans that exceed that limit are considered “jumbo loans.” At December 31, 2019, we had only $3.9 million in jumbo loans. For first mortgage loans with loan-to-value ratios in excess of 80%, we require private mortgage insurance. We do not have any loans in our loan portfolio that are considered sub-prime, or Alt-A. At December 31, 2019, we had $4.3 million in non-owner occupied one- to four-family residential real estate mortgage loans.

We currently offer several adjustable-rate mortgage loans secured by residential properties with interest rates that are fixed for an initial period ranging from one year to ten years. After the initial fixed period, the interest rate on adjustable-rate mortgage loans is generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board, subject to periodic and lifetime limitations on interest rate changes. All of our traditional adjustable-rate mortgage loans with initial fixed-rate periods of one, five, seven or ten years have initial and periodic caps of two percentage points on interest rate changes, with a cap of six percentage points for the life of the loan. Many of the borrowers who select these loans have shorter-term credit needs than those who select long-term, fixed-rate mortgage loans. We do not offer “Option ARM” loans, where borrowers can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. At December 31, 2019, we had $3.5 million in adjustable-rate one- to four-family residential real estate mortgage loans.

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

Home Equity Lines of Credit.   In addition to traditional one- to four-family residential mortgage loans, we offer home equity lines of credit that are secured by the borrower’s primary or secondary residence. At December 31, 2019, we had $9.1 million, or 5.5%, of our total loan portfolio in home equity lines of credit and home equity loans. Unused commitments related to home equity lines of credit at December 31, 2019 were $5.9 million. Beginning in 2015, we stopped originating home equity loans and have a remaining balance of  $354,000 at December 31, 2019.

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

Home equity lines of credit secured by junior mortgages have greater risk than one- to four-family residential mortgage loans secured by first mortgages. At December 31, 2019, $4.0 million of our home equity loans and lines of credit were in a junior lien position, nearly all of which were second mortgages. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure, after repayment of the senior mortgages, if applicable. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity lines of credit, decreases in real estate values could adversely affect our ability to fully recover the loan balance in the event of a default.

Commercial Real Estate Loans.   In recent years, we have sought to increase our commercial real estate loans. Our commercial real estate loans are secured primarily by office buildings, industrial facilities, retail facilities, motels and other commercial properties, substantially all of which are located in our primary market area. At December 31, 2019, we had $34.4 million in commercial real estate loans, representing 20.8% of our total loan portfolio. This amount included $4.6 million of multi-family residential real estate loans. At December 31, 2019, we had $15.6 million in non-owner occupied commercial real estate loans (excluding multi-family residential real estate loans). At December 31, 2019, our commercial real estate loans had an average balance of  $325,000.

We generally originate adjustable-rate commercial real estate loans with maximum terms of up to 25 years. Adjustable-rate commercial real estate loans are tied to the five-year FHLB of New York advance rate plus a margin, subject to an interest rate floor. The maximum loan-to-value ratio of our commercial real estate loans is generally 80% (75% for non-owner occupied). All of our commercial real estate loans are subject to our underwriting procedures and guidelines. At December 31, 2019, our largest commercial real estate loan totaled $2.2 million and was secured by a mixed-use property located in our primary market area. At December 31, 2019, this loan was performing in accordance with its terms.

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

Commercial and Industrial Loans.   We make commercial and industrial loans, primarily in our market area, to a variety of professionals, sole proprietorships and small businesses. These loans are generally secured by business assets, and we may support this collateral with junior liens on real property. At December 31, 2019, commercial and industrial loans were $16.8 million, or 10.2% of our total loan portfolio. As part of our relationship- driven focus, we encourage our commercial borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and margin.

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

Commercial and industrial loans generally have greater credit risk than residential real estate loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2019, our largest commercial and industrial loan was a $1.5 million loan to a construction company. This loan was performing according to its original terms at December 31, 2019.

Residential Construction Loans.   We make construction loans, primarily to individuals for the construction of their primary residences and to contractors and builders of single-family homes. At December 31, 2019, our construction loans totaled $3.7 million, representing 2.2% of our total loan portfolio. At that date, we also had $816,000 of construction loans in process. At December 31, 2019, all our single-family construction loans were to individuals.

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

At December 31, 2019, our largest construction and land loan was for $976,000, all of which was outstanding. This loan was originated in 2018 and is secured by a one- to four-family residential property. This loan was performing according to its terms at December 31, 2019.

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

Consumer Loans.   We offer a limited range of consumer loans, principally to customers residing in our primary market area with other relationships with us and with acceptable credit ratings. Our consumer loans generally consist of loans secured by manufactured homes, deposit accounts, loans on new and used automobiles and unsecured personal loans. At December 31, 2019, consumer and other loans were $1.9 million, or 1.1% of our total loan portfolio. The largest portion of our consumer loan portfolio was manufactured home loans which totaled $1.3 million at December 31, 2019.

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

We generally do not purchase whole loans from third parties. However, from time to time, we may purchase or sell participation interests in loans. We underwrite our participation interest in the loan that we are purchasing according to our own underwriting criteria and procedures. At December 31, 2019, we had $3.7 million of loan participation interests that we purchased, and at that date, we had no loans for which we had sold participation interests.

Historically, we have not sold a significant amount of loans, but in the last four years, we started to regularly sell a portion of our fixed-rate one- to four-family residential real estate loans into the secondary market in order to manage the duration and time to repricing of our loan portfolio, and to generate fee income. Loans that we sell into the secondary market consist of long-term (20 years or greater), conforming fixed-rate residential real estate mortgage loans, which we primarily sell to the FHLB of New York’s Mortgage Partnership Finance program, and, to Freddie Mac. These loans are sold without recourse. We generally retain the servicing rights on all conforming fixed-rate residential mortgage loans that we sell. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremediated defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities.

Loan Approval Procedures and Authority

Pursuant to federal law, the aggregate amount of loans that Seneca Savings is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Seneca Savings’ unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At December 31, 2019, based on the 15% limitation, Seneca Savings’ loans-to-one-borrower limit was approximately $3.2 million. Seneca Savings’ internal limit at December 31, 2019 was $2.5 million. On the same date, Seneca Savings had no borrowers with outstanding balances in excess of this amount. At December 31, 2019, our largest loan relationship with one borrower was for $2.2 million, which was secured by a mix-use property in our primary market area, and the underlying loan was performing in accordance with its terms on that date.

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

Residential mortgage loans up to $200,000 may be approved by underwriters. Our President and Chief Executive Officer has individual authorization of $250,000, Senior Vice President of Commercial Lending has individual authorization to approve residential loans up to $200,000. Residential loans greater than $250,000 and up to $1,000,000 must be approved by our loan committee while loans over $1,000,000 must be approved by our loan committee and the board of directors. Our loan committee consists of our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, Senior Vice President of Commercial Lending, and two outside board members.

Commercial loans up to $100,000 may be approved by commercial loan officers and up to $200,000 by the Senior Vice President of Commercial Lending. The President and Chief Executive Officer has individual authority to approve a commercial loan up to $250,000. These individuals can combine their authority to approve commercial loans up to $400,000. Our loan committee can approve commercial loans up to $1,000,000 in the aggregate. Commercial loans in excess of   $1,000,000 require the approval of both the loan committee and our board of directors.

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

A loan is classified as a troubled debt restructuring if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of the principal amount due. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months. At December 31, 2019 and 2018, we had two commercial real-estate loans considered to be troubled debt restructurings and were non-accruing, totaling $962,000 and $1 million respectively.

Delinquent Loans.   The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	30 to 59 Days	60 to 89 Days	90 Days and Over	Total
	Amount	Amount	Amount	Amount
	(Dollars in Thousands)
At December 31, 2019
Residential:
One- to four-family	$778	$946	$857	$2,581
Home equity loans and lines of credit	67	—	56	123
Construction	—	—	—	—
Commercial real estate	245	120	—	365
Commercial and industrial	52	—	—	52
Consumer and other	12	—	8	20
Total	$1,154	$1,066	$921	$3,141

At December 31, 2018
Residential:
One- to four-family	$1,331	$628	$670	$2,629
Home equity loans and lines of credit	—	—	—	—
Construction	—	—	462	462
Commercial real estate	—	364	—	364
Commercial and industrial	—	—	—	—
Consumer and other	3	—	13	16
Total	$1,334	$992	$1,145	$3,471

Total delinquent loans decreased $330,000 to $3.1 million at December 31, 2019 from $3.5 million at December 31, 2018, due primarily to a decrease in delinquent residential construction loans.

Non-Performing Assets.   The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2019	2018	2017	2016
	(Dollars in Thousands)
Non-Accrual
Residential:
One- to four-family	$709	$739	$1,177	$1,321
Construction	—	462	—	—
Commercial real estate	962	—	—	269
Commercial and industrial	—	—	—	85
Consumer and other	—	13	—	19
Total	$1,671	$1,214	$1,177	$1,694

Accruing loans 90 days or more past due:
Residential:
One- to four-family	148	—	—	—
Home equity loans and lines of credit	56	—	—	—
Construction	—	—	—	—
Commercial real estate	—	—	—	—
Commercial and industrial	—	—	—	19
Consumer and other	8	—	—	—
Total accruing loans 90 days or more past due	212	—	—	19
Total non-performing loans	1,883	1,214	1,177	1,713
Real estate owned	—	—	—	23
Other non-performing assets	—	—	—	—
Total non-performing assets	$1,883	$1,214	$1,177	$1,736
Total accruing troubled debt restructuring	$962	$1,020	$1,020	$—

Ratios:
Total non-performing loans to total loans	1.14%	0.78%	0.83%	1.28%
Total non-performing loans to total assets	0.90%	0.62%	0.67%	1.06%
Total non-performing assets to total assets	0.90%	0.62%	0.67%	1.07%

Total non-performing loans increased $669,000 at December 31, 2019 as compared to at December 31, 2018 primarily due to two commercial real estate loans secured by owner occupied commercial buildings. At December 31, 2019 the two non-accruing commercial real estate loans totaling $962,000 were troubled debt restructurings and paying as agreed.

For the years ended December 31, 2019 and 2018, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $48,000 and $79,000, respectively. No interest income was recognized on such loans for the years ended December 31, 2019 or 2018.

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

The following table sets forth our amounts of classified assets and assets designated as special mention as of December 31, 2019 and 2018. The classified assets total at December 31, 2019 included two troubled debt restructured commercial real estate loans totaling $962,000 on non-accrual status and paying as agreed.

	At December 31,
	2019	2018
	(In Thousands)
Classification of Assets:
Substandard	$3,337	$2,396
Doubtful	—	—
Loss	—	—
Total Classified Assets	$3,337	$2,396
Special Mention	623	—
Total Classified and Criticized Assets	$3,960	$2,396

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or for the Years Ended December 31,
	2019	2018	2017	2016
	(Unaudited)
	(Dollars in thousands)
Balance at beginning of year	$1,234	$1,241	$1,170	$1,218

Charge-offs:
Residential:
One- to four-family	146	-	52	143
Home equity loans and lines of credit	-	-	-	-
Construction	16	-	-	-
Commercial real estate	57	-	12	-
Commercial and industrial	-	8	61	153
Consumer and other	16	9	-	-
Total charge-offs	235	17	125	296

Recoveries:
Residential:
One- to four-family	-	-	13	1
Home equity loans and lines of credit	-	-	-	-
Construction	-	-	-	-
Commercial real estate	-	-	-	-
Commercial and industrial	-	-	3	-
Consumer and other	-	-	-	-
Total recoveries	-	-	16	1

Net charge-offs	235	17	109	295
Provision for loan losses	242	10	180	247

Balance at end of year	$1,241	$1,234	$1,241	$1,170

Ratios:
Net charge-offs to average loans outstanding	0.14%	0.01%	0.08%	0.25%
Allowance for loan losses to non-performing loans at end of year	65.92%	101.65%	105.44%	68.31%
Allowance for loan losses to total loans at end of year	0.75%	0.79%	0.88%	0.88%

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

	At December 31,
	2019			2018
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in Thousands)
Residential:
One- to four-family	$632	50.9%	60.2%	$688	55.7%	66.0%
Home equity loans and lines of credit	51	4.1%	5.5%	55	4.5%	2.3%
Construction	18	1.5%	2.2%	12	1.0%	5.9%
Commercial real estate	244	19.7%	20.8%	178	14.4%	15.1%
Commercial and industrial	121	9.8%	10.2%	132	10.7%	9.1%
Consumer and other	17	1.4%	1.1%	17	1.4%	1.6%
Total allocated allowance	1,083	87.3%	100.0%	1,082	87.7%	100.0%
Unallocated allowance	158	12.7%	-	152	12.3%	-
Total allowance for loan losses	$1,241	100.0%	100.0%	$1,234	100.0%	100.0%

	At December 31,
	2017			2016
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in Thousands)
Residential:
One- to four-family	$646	52.1%	67.5%	$701	60.0%	70.3%
Home equity loans and lines of credit	44	3.5%	5.4%	33	2.8%	4.1%
Construction	19	1.5%	4.2%	12	1.0%	2.3%
Commercial real estate	161	13.0%	15.3%	116	9.9%	14.2%
Commercial and industrial	116	9.4%	5.9%	180	15.4%	6.9%
Consumer and other	5	0.4%	1.7%	5	0.4%	2.2%
Total allocated allowance	991	79.9%	100.0%	1,047	89.5%	100.0%
Unallocated allowance	250	20.1%	-	123	10.5%	-
Total allowance for loan losses	$1,241	100.0%	100.0%	$1,170	100.0%	100.0%

Investment Activities

General.   Our board of directors is responsible for approving and overseeing our investment policy. The investment policy is reviewed at least annually by management and any changes to the policy are recommended to the board of directors and are subject to its approval. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns and consistency with our interest rate risk management strategy. Our asset/liability management committee, which consists of our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, Senior Vice President of Commercial Lending, VP of Operations, Senior VP Regional Branch Manager and two board members, oversees our investing activities and strategies. All transactions are formally reviewed by the board of directors at least monthly.

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

	At December 31,
	2019		2018		2017
	Amortized Costs	Fair Value	Amortized Costs	Fair Value	Amortized Costs	Fair Value
	(Dollars in Thousands)
U.S. Government Agency Securities	$1,142	$1,106	$-	$-	$-	$-
Municipal securities	10,454	10,623	9,850	9,679	9,157	9,038
Mortgage-backed securities	4,252	4,297	4,228	4,170	1,821	1,802
Collateralized mortgage obligations	6,564	6,555	6,794	6,609	8,557	8,414
Corporate securities	5,311	5,378	5,853	5,716	2,823	2,843
Total securities available for sale	$27,723	$27,959	$26,725	$26,174	$22,358	$22,097

Portfolio Maturities and Yields.   The composition and maturities of the available-for-sale securities portfolio at December 31, 2019 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Tax-equivalent yields are presented and calculated to maturity. All the securities at this date were held as available-for-sale.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in Thousands)
U.S. Government Agency Securities	$-	0.00%	$-	0.00%	1,142	1.74%	$-	1.74%	$1,142	$1,106	1.74%
Municipal securities	-	0.00%	1,879	4.52%	5,144	2.66%	3,431	2.92%	10,454	10,623	3.15%
Mortgage-backed securities	-	0.00%	-	0.00%	1,066	2.58%	3,186	2.61%	4,252	4,297	2.61%
Collateralized mortgage obligations	-	0.00%	-	1.30%	-	0.00%	6,564	2.23%	6,564	6,555	2.23%
Corporate securities	-	0.00%	4,837	2.87%	474	3.53%	-	0.00%	5,311	5,378	2.93%
Total securities available-for-sale	$-	0.00%	$6,716	3.33%	$7,826	2.31%	$13,181	2.50%	$27,723	$27,959	2.75%

Sources of Funds

General.   Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily FHLB of New York advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on interest earning assets. While scheduled loan payments and income on interest earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits.   Our deposits are generated primarily from our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, savings accounts, money market accounts and certificates of deposit and retirement accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At December 31, 2019, we had $12.6 million in CDARS deposits.

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

The following table sets forth the distribution of our average total deposit accounts, by account type, for the years indicated.

	For Years Ended December 31,
	2019			2018			2017
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in Thousands)
Deposit type:
NOW accounts	$14,469	9.9%	0.16%	$13,892	10.3%	0.17%	$11,944	9.0%	0.15%
Regular savings and demand club accounts	22,189	15.2%	0.09%	21,417	15.9%	0.07%	22,888	17.1%	0.06%
Money market accounts	16,817	11.5%	1.00%	13,554	10.0%	0.56%	13,822	10.4%	0.56%
Certificates of deposit and retirement accounts	76,320	52.3%	1.98%	73,034	54.0%	1.57%	69,553	52.1%	1.26%
Non-interest-bearing deposits	16,291	11.1%	—%	13,269	9.8%	—%	15,228	11.4%	—%
Total deposits	$146,086	100.0%	1.18%	$135,166	100.0%	0.74%	$133,435	100.0%	0.74%

As of December 31, 2019, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $53.5 million. The following table sets forth the maturity of those certificates as of December 31, 2019.

At December 31, 2019
(In Thousands)
Three months or less	$10,121
Over three months through six months	10,920
Over six months through one year	20,122
Over one year to three years	12,111
Over three years	225
Total	$53,499

Borrowings.   Our borrowings consist of advances from the FHLB of New York. At December 31, 2019, we had the ability to borrow approximately $89.8 million under our credit facilities with the FHLB of New York, of which $32.9 million was advanced. Borrowings from the FHLB of New York are secured by our investment in the common stock of the FHLB of New York as well as by a blanket pledge of our residential and commercial mortgage portfolio not otherwise pledged. We also have an unsecured line of credit at Zions Bank for $2.5 million that has not been drawn on.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the years shown:

	At or For the Years
	Ended December 31,
	2019	2018	2017
	(Dollars in Thousands)
Balance at end of year	$32,900	$28,350	$24,500
Average balance during year	$35,497	$30,112	$24,045
Maximum outstanding at any month end	$42,735	$36,340	$29,300
Weighted average interest rate at end of year	2.23%	2.39%	2.06%
Average interest rate during year	2.40%	2.17%	1.88%

Financial Services Activities and Subsidiary

Financial Quest, a division of Seneca Savings, offers asset management, financial planning, insurance, annuities and other financial products in partnership with Cetera Financial Services, a registered broker dealer. We have dedicated investment representatives who evaluate the needs of clients to determine suitable investment and insurance solutions to meet their short and long-term wealth management goals. At December 31, 2019, we had $59 million of assets held under management. Seneca Savings Insurance Agency, Inc., our subsidiary, collects fee income on fixed annuities and life insurance from legacy relationships. We are not actively using this subsidiary to generate new business.

Personnel

As of December 31, 2019, we had 41 full-time employees and five part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

Our federal and state tax returns have not been audited for the past five years. A desk audit of our New York state mortgage recording tax refund was performed for years 2016, 2017, 2018 and was completed with no material changes.

Federal Taxation

Method of Accounting.   For federal income tax purposes, Seneca Savings currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns. Seneca Financial Corp. and Seneca Savings filed a consolidated federal income tax return. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for income taxes on bad debt reserves by savings institutions. For taxable years beginning after 1995, Seneca Savings has been subject to the same bad debt reserve rules as commercial banks. It currently utilizes the specific charge-off method under Section 582(a) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

Net Operating Loss Carryovers.   Generally, a financial institution may carry forward net operating losses indefinitely to offset up to 80% of federal taxable income. At December 31, 2019, Seneca Savings had no federal net operating loss carryforwards.

Capital Loss Carryovers.   A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2019, Seneca Savings had no capital loss carryovers.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018

On May 24, 2018, The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The EGRRCPA’s provisions include, among other things: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from HMDA’s expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the Federal Deposit Insurance Corporation’s brokered-deposit regulations; (v) raising eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; (vi) providing federal savings associations with less than $20.0 billion in consolidated assets with the option to elect to operate under the same powers as a national bank; and (vii) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status. In addition, the law required the Federal Reserve Board to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities.

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

Notwithstanding the foregoing, pursuant to the EGRRCPA, the Office of the Comptroller of the Currency proposed a rule that establishes a community bank leverage ratio (tier 1 capital to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. The new rule took effect on January 1, 2020.

At December 31, 2019, Seneca Savings’ capital exceeded all applicable requirements.

Loans to One Borrower.   Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2019, Seneca Savings was in compliance with the loans-to-one borrower limitations.

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

At December 31, 2019, Seneca Savings met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%

Qualified Thrift Lender Test.   As a federal savings association, Seneca Savings must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Seneca Savings must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of every 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

Alternatively, Seneca Savings may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings association that fails the QTL test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2019, Seneca Savings satisfied the QTL test.

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

The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. Assessments for most institutions are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for most banks and savings associations to 1.5 basis points to 30 basis points. The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC was required to seek to achieve the 1.35% ratio by September 30, 2020. The FDIC indicated that the 1.35% ratio was exceeded in November 2018. Insured institutions of less than $10 billion of assets received credits for the portion of their assessments that contributed to the reserve ratio between 1.15% and 1.35%. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation, and the FDIC has exercised that discretion by establishing a long-range fund ratio of 2%.

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

Federal Home Loan Bank System.   Seneca Savings is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of New York, Seneca Savings is required to acquire and hold shares of capital stock in the FHLB of New York. As of December 31, 2019, Seneca Savings was in compliance with this requirement. While Seneca Savings’ ability to borrow from the FHLB of New York provides an additional source of liquidity, Seneca Savings has historically used FHLB of New York advances to fund its operations in addition to deposits.

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

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, Seneca Financial Corp. will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally a company with less than $250 million of voting and non-voting common equity held by non-affiliates and a non-accelerated filer). Finally, an emerging growth company may elect to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the company is first required to file a registration statement. Seneca Financial Corp. has elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

ITEM 1A.	Risk Factors

Not applicable, as Seneca Financial Corp. is a “smaller reporting company.”

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of December 31, 2019, the net book value of our office properties was $3.0 million, and the net book value of our furniture, fixtures and equipment was $481,000. The following table sets forth information regarding our offices.

Location	Leased or Owned	Year Acquired	Net Book Value of Real Property
Main Office:
35 Oswego Street Baldwinsville, New York 13027	Owned	1964	$1.6 million
Other Properties:
Liverpool Branch 7799 Oswego Road Liverpool, New York 13089	Owned	2015	$793,000

North Syracuse Branch 201 North Main Street North Syracuse, New York 13212	Owned	1973	$745,000

Bridgeport Branch 584 N.Y. Rt. 31 Bridgeport, NY 13030	Owned	2019	$1.0 million

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.	Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2019, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Pink Marketplace operated by OTC Markets Group under the symbol “SNNF.” As of March 18, 2020, we had 385 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 1,912,959 shares of common stock outstanding. Market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Price Per Share
	2019		2018
	High	Low	High	Low
Fourth quarter	$9.50	$9.15	$9.14	$7.61
Third quarter	9.30	8.75	9.20	8.55
Second quarter	9.05	8.31	8.88	8.44
First quarter	8.60	7.75	9.50	8.75

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

There were no sales of unregistered securities or repurchase of shares of common stock during the 4th quarter of 2019.

ITEM 6.	Selected Financial Data

The summary information presented below at each date or for each of the years presented is derived in part from the audited consolidated financial statements of Seneca Financial Corp. and Seneca Savings. The financial condition data at December 31, 2019 and 2018, and the operating data for the years ended December 31, 2019, and 2018, were derived from the audited consolidated financial statements of Seneca Financial Corp. included elsewhere in this annual report. The information at and for the years ended December 31, 2017 and 2016 was derived in part from audited consolidated financial statements that are not included in this annual report. The following information is only a summary and should be read in conjunction with our consolidated financial statements and notes included in this annual report.

	At December 31,
	2019	2018	2017	2016
	(Dollars in Thousands)
Selected Financial Condition Data:
Total assets	$210,238	$195,307	$176,174	$161,411
Cash and due from banks	3,094	3,470	4,375	1,762
Available-for-sale securities	27,959	26,174	22,097	19,450
Loans, net	164,388	154,650	141,150	132,364
FHLB stock, at cost	2,820	2,622	2,340	2,090
Total liabilities	189,169	175,896	157,772	150,631
Deposits	151,911	143,975	129,596	119,542
FHLB advances and borrowings	32,900	28,350	24,500	28,000
Total stockholders’ equity	21,069	19,411	18,402	10,780

	For the Years Ended December 31,
	2019	2018	2017	2016
	(Dollars in Thousands)
Selected Data:
Interest income	$8,769	$7,702	$6,828	$5,844
Interest expense	2,573	1,918	1,437	992
Net interest income	6,196	5,784	5,391	4,852
Provision for loan losses	242	10	180	247
Net interest income after provision for loan losses	5,954	5,774	5,211	4,605
Non-interest income	855	672	626	794
Non-interest expense	5,420	5,415	5,049	4,808
Earnings before provision for income taxes	1,389	1,031	788	591
Provision for income taxes	272	181	264	64
Net income	$1,117	$850	$524	$527
Earnings per common share-basic and diluted	$0.60	$0.45	$0.28	N/A

	At or For the Years Ended December 31,
	2019	2018	2017	2016
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.54%	0.46%	0.31%	0.35%
Return on average equity	5.76%	4.67%	4.14%	5.19%
Interest rate spread(1)	2.93%	3.04%	3.17%	3.30%
Net interest margin(2)	3.17%	3.23%	3.30%	3.42%
Efficiency ratio(3)	76.87%	83.69%	83.91%	85.16%
Non-interest expense to average total assets	2.64%	2.87%	2.96%	3.26%
Average interest-earning assets to average interest-bearing liabilities	118%	118%	115%	117%

Asset Quality Ratios:
Non-performing assets as a percent of total assets	0.92%	0.62%	0.67%	1.07%
Non-performing loans as a percent of total loans	1.18%	0.78%	0.83%	1.28%
Allowance for loan losses as a percent of non-performing loans	63.94%	101.65%	105.44%	68.31%
Allowance for loan losses as a percent of total loans	0.75%	0.79%	0.88%	0.88%
Net charge-offs to average outstanding loans during the year	0.14%	0.01%	0.08%	0.25%

Capital Ratios(4):
Common equity tier 1 capital (to risk weighted assets)	15.42%	16.48%	17.39%	14.32%
Tier 1 leverage (core) capital (to adjusted tangible assets)	10.10%	10.27%	10.70%	8.65%
Tier 1 risk-based capital (to risk weighted assets)	15.42%	16.48%	17.39%	14.32%
Total risk-based capital (to risk weighted assets)	16.32%	17.51%	18.53%	15.56%
Average equity to average total assets	9.46%	9.79%	7.42%	6.88%

Other Data:
Number of full-service offices	4	3	3	3
Number of full-time equivalent employees	43	46	40	40

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.

(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

(4)	Capital ratios are for Seneca Savings.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets (cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of demand accounts, NOW accounts, savings accounts, money market accounts, certificate of deposit accounts and borrowings. Our results of operations also are affected by non-interest income, our provision for loan losses and non-interest expense. Non-interest income consists primarily of fee income and service charges, income from our financial services division, earnings on bank owned life insurance, realized gains on sales of loans and securities and other income. Non-interest expenses consist primarily of compensation and employee benefits, core processing, premises and equipment, professional fees, postage and office supplies, FDIC premiums, advertising and other expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities. For the year ended December 31, 2019, we had net income of   $1.1 million compared to net income of  $850,000 for the year ended December 31, 2018. The year over year $267,000 increase in net income was primarily attributable to an increase in net interest income of  $412,000, and an increase in non-interest income of $183,000 partially offset by an increase in the provision for loan losses of $232,000, an increase in non-interest expense of $5,000 and an increase in the provision for income taxes of $91,000.

At December 31, 2019, we had $210.2 million in consolidated assets, an increase of  $14.9 million, or 7.6%, from $195.3 million at December 31, 2018. During 2019, we focused on loan production, particularly with respect to commercial loans.

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

Our current business strategy consists of the following:

•	Continuing to provide one- to four-family residential mortgage loans in our communities while selling the majority of our newly originated longer-term, fixed-rate residential loans. We have been and will continue to be a one- to four-family residential mortgage lender to borrowers in our market area. As of December 31, 2019, $99.2 million, or 47.2%, of our total assets consisted of one- to four-family residential mortgage loans. We historically have held all of our loan originations, including our fixed-rate one- to four-family residential mortgage loans, in our loan portfolio. However, over the last four years, we started regularly selling loans in the secondary market. Loans that we sell into the secondary market consist of long-term (20 years or greater), conforming fixed-rate residential real estate mortgage loans, which we primarily sell to the FHLB of New York’s Mortgage Partnership Finance program, and to Freddie Mac. We intend to increase the amount of sales of longer-term fixed-rate one- to four-family residential mortgage loans into the secondary market and retain the shorter-term one- to four-family residential mortgage loans in our portfolio.

•	Increasing commercial real estate and commercial and industrial lending. In order to increase the yield on our loan portfolio and reduce the term to repricing, our management team began to increase our commercial real estate and commercial and industrial loan portfolios while maintaining what we believe are conservative underwriting standards. We focus our commercial lending to small businesses located in our market area, targeting owner-occupied businesses such as manufacturers and professional service providers. Our commercial real estate portfolio has grown from $23.4 million at December 31, 2018 to $34.4 million at December 31, 2019. Our commercial and industrial loan portfolio has increased from $14.1 million at December 31, 2018 to $16.8 million at December 31, 2019. The additional capital raised in our initial public offering has increased our commercial lending capacity by enabling us to originate more loans that we intend to retain in our portfolio.

•	Increasing our lower-cost core deposits. NOW, Demand, savings and money market accounts are a lower cost source of funds than time deposits, and we have made a concerted effort to increase these lower-cost transaction deposit accounts. For instance, we partnered with Haberfeld and Associates to increase the number of retail checking accounts. We plan to continue to market our core transaction accounts, emphasizing our high-quality service and competitive pricing of these products. We also offer the convenience of technology-based products, such as mobile deposit capture, bill pay, card valet, internet and mobile banking. We have become a participating bank with ZRent, a leading vendor of rent payment technology, to create a free deposit account which provides rent payment technology to our landlord and property management clients.

•	Managing credit risk to maintain a low level of non-performing assets. We believe strong asset quality is a key to our long-term financial success. Our strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring. Our non-performing assets to total assets ratio was 0.92% at December 31, 2019 compared to 0.62% at December 31, 2018. The majority of our non-performing assets have historically related to one- to four-family residential real estate loans. At December 31, 2019, we had two commercial mortgages totaling $962,000 that were non-performing TDRs.

•	Offering a wide selection of non-deposit investment products and services. Financial Quest, a division of Seneca Savings, offers asset management, financial planning, annuities, insurance and other financial products. We have dedicated investment representatives who evaluate the needs of clients to determine suitable investment and insurance solutions to meet their short and long-term wealth management goals. At December 31, 2019, our assets under management were $59.0 million.

•	Growing organically and through opportunistic branch acquisitions. We expect to consider both organic growth as well as acquisition opportunities that we believe would enhance the value of our franchise and yield potential financial benefits for our stockholders. We expect to focus our growth in Onondaga County with specific considerations to optimizing our scale. We will consider expanding our branch network through the opening of additional branches or the acquisition of branches if the right opportunity occurs. For example in the 4th quarter of 2019 we opened our fourth banking location in Bridgeport, New York which will provide banking services to an underserved community and will expand our geographical reach into Madison County. We may also help fund improvements in our operating facilities and customer delivery services in order to enhance our competitiveness.

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

	For the Years Ended December 31,
	2019			2018			2017
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(In Thousands)
Interest-earning assets:

Loans	$163,901	$7,862	4.80%	$148,129	$6,889	4.65%	$138,185	$6,284	4.55%
Available-for-sale securities	26,804	694	2.59%	26,453	611	2.31%	21,453	407	1.90%
FHLB Stock	2,967	189	6.37%	2,600	168	6.46%	2,126	116	5.46%
Other interest-earning assets	1,559	24	1.54%	1,899	34	1.79%	1,687	21	1.24%
Total interest-earning assets	195,231	8,769	4.49%	179,081	7,702	4.30%	163,451	6,828	4.18%
Noninterest-earning assets	9,787			6,986			7,258
Total assets	$205,018			$186,067			$170,709

Interest-bearing liabilities:

NOW accounts	$14,469	$23	0.16%	$13,892	$24	0.17%	$11,944	$18	0.15%
Regular savings and demand club accounts	22,189	20	0.09%	21,417	15	0.07%	22,888	14	0.06%
Money market accounts	16,817	169	1.00%	13,554	76	0.56%	13,822	78	0.56%
Certificates of deposit and retirement accounts	76,320	1,509	1.98%	73,034	1,149	1.57%	69,553	876	1.26%
Total interest-bearing deposits	129,795	1,721	1.33%	121,897	1,264	1.04%	118,207	986	0.83%
FHLB Borrowings	35,497	852	2.40%	30,112	654	2.17%	24,045	451	1.88%
Total interest-bearing liabilities	165,292	2,573	1.56%	152,009	1,918	1.26%	142,252	1,437	1.01%
Noninterest-bearing deposits	16,291			13,269			15,228
Other non-interest bearing liabilities	4,039			2,569			559
Total liabilities	185,622			167,847			158,039
Stockholders' equity	19,396			18,220			12,670
Total liabilities and stockholders' equity	$205,018			$186,067			$170,709

Net interest income		$6,196			$5,784			$5,391
Net interest rate spread (1)			2.93%			3.04%			3.17%
Net interest-earning assets (2)	$29,939			$27,072			$27,072
Net interest margin (3)			3.17%			3.23%			3.30%
Average interest-earning assets to average interest-bearing liabilities	118%			118%			118%

(1)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by total interest-earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2019 vs. 2018			2018 vs. 2017
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$733	$240	$973	$863	$(36)	$827
Available-for-sale securities	8	75	83	25	72	97
FHLB Stock	24	(3)	21	22	22	44
Other interest-earning assets	(6)	(4)	(10)	2	14	16

Total interest-earning assets	$759	$308	$1,067	$912	$72	$984

Interest-bearing liabilities:
NOW accounts	$-	$(1)	$(1)	$3	$1	$4
Regular savings and demand club accounts	-	5	5	-	2	2
Money market accounts	1	92	93	3	(2)	1
Certificates of deposit and retirement accounts	1	359	360	118	188	306
Total deposits	2	455	457	124	189	313

FHLB Borrowings	117	81	198	50	82	132

Total interest-bearing liabilities	119	536	655	175	271	445

Change in net interest income	$640	$(228)	$412	$738	$(199)	$539

Comparison of Financial Condition at December 31, 2019 and December 31, 2018

Total assets increased $14.9 million, or 7.6%, to $210.2 million at December 31, 2019 from $195.3 million at December 31, 2018. The increase in assets was due to increases in loans, securities available-for-sale, fixed assets and pension assets.

Loans net of allowance for loan losses increased $9.7 million, or 6.3%, to $164.4 million at December 31, 2019 from $154.7 million at December 31, 2018, reflecting increases in commercial loans. One- to four-family residential real estate mortgage loans decreased $3.4 million, or 3.3%, to $99.2 million at December 31, 2019 from $102.6 million at December 31, 2018 as principal payments outpaced originations during the twelve months ended December 31, 2019. Commercial real estate loans increased $11.0 million, or 47.1%, to $34.4 million at December 31, 2019 from $23.4 million at December 31, 2018. Commercial and industrial loans increased $2.7 million, or 19.0%, to $16.8 million at December 31, 2019 from $14.1 million at December 31, 2018. Throughout the year of 2019, we increased our portfolio of commercial loans to increase earnings and to continue to manage interest rate risk.

Securities available-for-sale increased by $1.8 million, or 6.8%, to $28.0 million at December 31, 2019 from $26.2 million at December 31, 2018. The increase was primarily due to the purchase of securities of $9.7 million, partially offset by principal repayments, amortization of premiums of  $1.0 million, maturity and calls of $780,000, and proceeds from sales of $5.9 million. The growth in securities was to conform to our asset composition policy of 10% of securities to total assets. A portion of our securities portfolio is used to collateralize FHLB advances.

Total deposits increased $7.9 million, or 5.5%, to $151.9 million at December 31, 2019 from $144.0 million at December 31, 2018. The increase was primarily due to increases in demand deposits and money market accounts. Demand deposits increased $3.5 million, or 26.7% to $16.7 million at December 31, 2019 from $13.2 million at December 31, 2018. The increased in demand deposits was due to our marketing efforts to increase transaction accounts in our primary market area and the opening of our Bridgeport location. We are offering products and services to attract new commercial checking accounts. Business online internet banking, ACH origination and wire services, remote deposit capture, mobility business services, check free small business bill payment and delivery and mobile source capture are products targeting the growth of our business deposit accounts. Money market accounts increased $5.6 million, or 37.1% to $20.7 million at December 31, 2019 from $15.1 million at December 31, 2018. The increase in money market accounts was the result of our continued focus on commercial deposit relationships. Certificates of deposit decreased $2.0 million as we reduced our dependence on jumbo certificates of deposit.

Total borrowings from the FHLB of New York increased $4.5 million, or 16.0%, from $28.4 million at December 31, 2018 to $32.9 million at December 31, 2019 to fund loan growth.

Total stockholders’ equity increased $1.6 million, or 8.5%, to $21.1 million at December 31, 2019 from $19.4 million at December 31, 2018. The increase was due to the combined effect of our net income of   $1.1 million and decreases in accumulated other comprehensive loss of  $1.1 million and stock-based compensation valuation of $12,000, partially offset by an increase in treasury stock of $579,000 resulting from our stock repurchase program.

Comparison of Operating Results for the Years Ended December 31, 2019 and 2018

General.   Net income increased $267,000, or 31.4%, to $1.1 million for the year ended December 31, 2019, compared to $850,000 for the year ended December 31, 2018. The increase was due to an increase in net interest income and an increase in non-interest income partially offset by increases in the provision for loan losses, the provision for income tax, and non-interest expense.

Interest Income.   Interest income increased $1.1 million, or 13.9%, to $8.8 million for the year ended December 31, 2019 from $7.7 million for the year ended December 31, 2018. Our average balance of interest-earning assets increased $16.2 million, or 9.0%, to $195.2 million for the year ended December 31, 2019 from $179.1 million for the year ended December 31, 2018 due primarily to the increase in the average balance of loans. Our average yield of interest-earning assets increased 19 basis points to 4.49% for the year ended December 31, 2019 from 4.30% for the year ended December 31, 2018.

Interest income on loans increased $973,000, or 14.1%, to $7.9 million for the year ended December 31, 2019 from $6.9 million for the year ended December 31, 2018 due primarily to the increase in the average balance of loans. Our average balance of loans increased $15.8 million, or 10.6%, to $163.9 million for the year ended December 31, 2019 from $148.1 million for the year ended December 31, 2018. The increase in the average balance of loans resulted from our continued focus on commercial lending. Our average yield on loans increased by 15 basis points to 4.80% for the year ended December 31, 2019 from 4.65% for the year ended December 31, 2018, as higher-yielding commercial loans have been originated during the year.

Interest income on securities increased $104,000, or 13.4%, to $883,000 for the year ended December 31, 2019 from $779,000 for the year ended December 31, 2018. The average balance of available-for-sale securities increased $351,000, or 1.3%, to $26.8 million in 2019 from $26.5 million in 2018 due to securities purchases. The average yield we earned on available-for-sale securities increased by 28 basis points to 2.59% for the year ended December 31, 2019 from 2.31% for the year ended December 31, 2018 as yields on available-for- sale securities increased with new purchases at higher yields.

Interest Expense.   Interest expense increased $655,000, or 34.2%, to $2.6 million for the year ended December 31, 2019 from $1.9 million for the year ended December 31, 2018, due to increases in interest expense on deposits of   $457,000 and $198,000 in interest expense on borrowings. Our average balance of interest-bearing liabilities increased $13.3 million, or 8.7%, to $165.3 million for the year ended December 31, 2019 from $152.0 million for the year ended December 31, 2018 due primarily to increases in the average balances of certificates of deposit, money market accounts and FHLB of New York borrowings. Our average rate on interest-bearing liabilities increased 30 basis points to 1.56% for the year ended December 31, 2019 from 1.26% for the year ended December 31, 2018 as a result of increases in the average rates on certificates of deposit, money market accounts and FHLB of New York borrowings.

Interest expense on deposits increased $457,000, or 36.2%, to $1.7 million for 2019 from $1.3 million for 2018 due to increases in the average rate paid on deposits and the average balance of deposits. The average rate paid on deposits increased to 1.33% for 2019 from 1.04% for 2018, primarily reflecting higher rates paid on promotional money market accounts, certificates of deposit and CDARS certificates of deposit. The average rate of money market deposits increased by 44 basis points to 1.00% in 2019 from 0.56% in 2018. Certificates of deposit increased by 41 basis points to 1.98% in 2019 from 1.57% in 2018. In addition, the average balance of certificates of deposit increased by $3.3 million to $76.3 million in 2019 from $73.0 million in 2018, and the average balance of money market accounts increased by $3.3 million to $16.8 million in 2019 from $13.6 million in 2018 which reflected the majority of the growth in the average balance of deposits.

Interest expense on borrowings increased $198,000, or 30.3%, to $852,000 for the year ended December 31, 2019 from $654,000 for the year ended December 31, 2018. The increase in interest expense on borrowings reflected a $5.4 million increase in our average balance of borrowings with the FHLB of New York to $35.5 million for 2019 from $30.1 million for 2018, and an increase in the average rate of these borrowings to 2.40% in 2019 from 2.17% in 2018. The average balance on borrowings with the FHLB of New York increased in 2019 as compared to 2018 due to increased borrowings throughout the year to fund loan growth. The average rate on borrowings increased due to extending the FHLB of New York borrowing terms in order to manage interest rate risk.

Net Interest Income.   Net interest income increased $412,000, or 7.1%, to $6.2 million for the year ended December 31, 2019 from $5.8 million for the year ended December 31, 2018, primarily as a result of the greater growth in the average balance of our interest-earning assets as compared to our interest-bearing liabilities and the purchase of higher yielding securities. Our net interest-earning assets increased 2.9% to $29.9 million for the year ended December 31, 2019, from $27.1 million for the year ended December 31, 2018, due to the increase in the average balance of loans and securities. Our net interest rate spread decreased by 11 basis points to 2.93% for the year ended December 31, 2019 from 3.04% for the year ended December 31, 2018, and our net interest margin decreased by six basis points to 3.17% for the year ended December 31, 2019 from 3.23% for the year ended December 31, 2018 as the percentage increase of interest expense on interest bearing liabilities outpaced the percentage increase of interest income on interest earning assets.

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

Based on our evaluation of the above factors, we recorded a $242,000 provision to the allowance for loan losses for the year ended December 31, 2019 compared to a $10,000 provision for loan losses for the year ended December 31, 2018. The increase in the provision for 2019 was the result of increased net charge-offs. Net charge-offs increased to $235,000 in 2019 as compared to $17,000 in 2018. The increase in charge-offs were due to residential real-estate loans foreclosed and sold during the year and were provisioned in our allowance for loan losses. The allowance for loan losses was $1.2 million, or 0.75% of net loans outstanding at December 31, 2019 as compared to $1.2 million, and 0.79% of net loans outstanding at December 31, 2018.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2019 and December 31, 2018. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-Interest Income.   Non-interest income increased $183,000, or 27.2%, to $855,000 for the year ended December 31, 2019 from $672,000 for the year ended December 31, 2018. The increase was primarily due to increased income of  $32,000 from financial services and $110,000 in deposit related fees. The increase in financial services income of  $32,000 was due to an increase in assets under management and an increase in commission on annuity sales. Our insufficient fund fees increased $84,000 due to an increase in transaction accounts. We sold and serviced approximately 40% of the residential mortgages we originated in 2019 to mitigate interest rate risk and to increase non-interest income. During the year 2019, we disposed of a fully depreciated bank own truck and had a gain on the sale of $9,000.

Non-Interest Expense.   Non-interest expense increased by $5,000, or 0.1%, to $5.4 million for the year ended December 31, 2019 as compared to $5.4 million for the year ended December 31, 2018. The increase was due primarily to an increase in premises and equipment of  $73,000, an increase in advertising expense of  $19,000, and an increase in professional fees of $18,000. Nearly offsetting the increase in non-interest expense was a decrease in core processing expense of  $10,000, a decrease in postage and office supplies of  $9,000, a decrease in FDIC insurance of  $12,000 and a decrease in compensation and employee benefits of $69,000. The decrease in compensation and employee benefits expense was due to a reduction in our net periodic pension cost. Core processing decreased as we received a credit from our outsourced call center. Premises and equipment increased as we updated and modernized our offices and equipment and opened our fourth office in Bridgeport, N.Y. Advertising expense increased due to printed advertising campaigns in our local market and an increased focus of advertising on social media. Professional fees increased due to the adoption of our stock-based compensation plan and other corporate matters. FDIC insurance expense decreased due to the credit received from the FDIC. Mortgage recording tax decreased due to a tax credit for the year 2019 as compared to 2018.

Income Tax Expense.   We incurred income tax expense of  $272,000 and $181,000 for the years ended December 31, 2019 and 2018, respectively, resulting in effective tax rates of 19.58% and 17.56%, respectively. The increase in income tax expense resulted from the increase in income before tax.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from calls, maturities and sales of securities. We also are able to borrow from the FHLB of New York. At December 31, 2019, we had a $89.8 million line of credit with the FHLB of New York and $2.5 million line of credit with Zions Bank. At December 31, 2019, we had outstanding borrowings of   $32.9 million from the FHLB of New York. We have not borrowed against the line of credit with Zions Bank during the years ended December 31, 2019, and 2018.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2019.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which includes cash and due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2019, cash and cash equivalents from banks totaled $3.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, had a total market value of $28.0 million at December 31, 2019.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of December 31, 2019, totaled $60.0 million, or 39.5%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have obtained an irrevocable letter of credit with the Federal Home Loan Bank of New York to collateralize New York state deposits for the New York Banking Development District program. The Banking Development District program through incentives encourages banks to open branches in communities that are underserved in banking services. The program has approved our new location in Bridgeport, located in Madison County. New York State will deposit a below market rate, certificate of deposit in the new location after the branch is completed. The Bank will in turn make loans to small businesses located in the market area with the proceeds. The branch was opened in the fourth quarter of 2019.

At December 31, 2019, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at December 31, 2019 and at December 31, 2018. Management is not aware of any conditions or events since the most recent notification that would change our category. See Note 13 to our consolidated financial statements for more information.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments.   As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2019, we had outstanding commitments to originate loans of  $816,000. We anticipate that we will have sufficient funds available to meet our current lending commitments.

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

Coronavirus Disease 2019

The outbreak of Coronavirus Disease 2019 (“COVID-19”) could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their obligations to the Company.  The World Health Organization has declared Covid-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections.

The spread of the outbreak will likely cause disruptions in the U.S. economy and is highly likely to disrupt banking and other financial activity in the areas in which the Company operates and could potentially create widespread business continuity issues for the Company.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  If the global response to contain COVID-19 escalates or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as Seneca Financial Corp. is a “smaller reporting company.”

ITEM 8.	Financial Statements and Supplementary Data

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

SENECA FINANCIAL CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Seneca Financial Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Seneca Financial Corp. and subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bonadio & Co., LLP

Syracuse, New York

March 30, 2020

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	Years Ended December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$3,094	$3,470
Securities, available-for-sale	27,959	26,174
Loans, net of allowance for loan losses of $1,241 and $1,234	164,388	154,650
Federal Home Loan Bank of New York stock, at cost	2,820	2,622
Accrued interest receivable	799	771
Premises and equipment, net	5,414	3,445
Bank owned life insurance	2,492	2,438
Pension asset	2,831	1,250
Other assets	441	487
Total assets	$210,238	$195,307

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$16,719	$13,201
Interest bearing	135,192	130,774
Total Deposits	151,911	143,975
Federal Home Loan Bank advances	32,900	28,350
Advances from borrowers for taxes and insurance	2,234	2,127
Other liabilities	2,124	1,444
Total liabilities	189,169	175,896
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized and unissued
Common stock, $0.01 par value, 19,000,000 shares authorized, 1,978,923 shares issued and 1,912,959 shares outstanding at December 31, 2019 and 1,978,923 shares issued and outstanding at December 31, 2018
	9	9
Additional paid-in capital	7,858	7,846
Treasury stock, at cost (65,964 shares at December 31, 2019)	(579)	-
Retained earnings	16,604	15,487
Unearned ESOP shares, at cost	(725)	(747)
Accumulated other comprehensive loss	(2,098)	(3,184)
Total stockholders' equity	21,069	19,411
Total liabilities and stockholders' equity	$210,238	$195,307

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for share data)

	Years Ended December 31,
	2019	2018
INTEREST INCOME
Loans, including fees	$7,862	$6,889
Securities	883	779
Other	24	34
Total interest income	8,769	7,702
INTEREST EXPENSE
Deposits	1,721	1,264
Advances and borrowings	852	654
Total interest expense	2,573	1,918
Net interest income	6,196	5,784
PROVISION FOR LOAN LOSSES	242	10
Net interest income after provision for loan losses	5,954	5,774
NON-INTEREST INCOME
Service fees	132	135
Income from financial services	300	268
Fee income	293	183
Earnings on bank-owned life insurance	54	56
Net gains on sales of available-for-sale securities	7	-
Net gains on sale of fixed assets	9	-
Net gains on sale of residential mortgage loans	60	30
Total non-interest income	855	672
NON-INTEREST EXPENSE
Compensation and employee benefits	3,004	3,073
Core processing	714	724
Premises and equipment	556	483
Professional fees	374	356
Postage & office supplies	109	118
FDIC premiums	25	37
Advertising	210	191
Mortgage recording tax	(101)	(120)
Director fees	139	131
Other	390	422
Total non-interest expense	5,420	5,415
Income before provision for income taxes	1,389	1,031
PROVISION FOR INCOME TAXES	272	181
Net income	$1,117	$850

Net income per common shares - basic and diluted	$0.60	$0.45
Weighted average number of common shares outstanding - basic and diluted	1,863,957	1,904,516

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2019	2018

NET INCOME	$1,117	$850

OTHER COMPREHENSIVE INCOME, BEFORE TAX
Available-for-sale securities:
Unrealized holding gains (losses) arising during period	794	(290)
Less reclassification adjustment for net gains included in net income	(7)	-
Net unrealized gains (losses) on available-for-sale securities	787	(290)

Defined benefit pension plan:
Net gains arising during the period	484	253
Less reclassification of amortization of net losses recognized in net pension expense	103	209
Net changes in defined benefit pension plan	587	462

OTHER COMPREHENSIVE INCOME, BEFORE TAX	1,374	172

Tax effect	288	36

OTHER COMPREHENSIVE INCOME, NET OF TAX	1,086	136

TOTAL COMPREHENSIVE INCOME	$2,203	$986

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Dollars in thousands)

		Additional			Unearned	Accumulated Other
	Common	Paid-In	Treasury	Retained	ESOP	Comprehensive	Total
	Stock	Capital	Stock	Earnings	Shares	Loss	Equity
BALANCE, JANUARY 1, 2018	$9	$7,846	$-	$14,637	$(770)	$(3,320)	$18,402
Net income	-	-	-	850	-	-	850
Other comprehensive income	-	-	-	-	-	136	136
ESOP shares committed to be released (2,586 shares)	-	-	-	-	23	-	23
BALANCE, DECEMBER 31, 2018	$9	$7,846	$-	$15,487	$(747)	$(3,184)	$19,411
Net income	-	-	-	1,117	-	-	1,117
Other comprehensive income	-	-	-	-	-	1,086	1,086
ESOP shares committed to be released (2,586 shares)	-	-	-	-	22	-	22
Stock-based compensation	-	12	-	-	-	-	12
Purchase of treasury shares at cost (65,964 shares)	-	-	(579)	-	-	-	(579)
BALANCE, DECEMBER 31, 2019	$9	$7,858	$(579)	$16,604	$(725)	$(2,098)	$21,069

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,117	$850
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	253	199
Provision for loan losses	242	10
Net amortization of premiums and discounts on securities	205	254
Gain on sale of residential mortgage loans	(60)	(30)
Proceeds from sale of residential mortgage loans	2,960	4,912
Loans originated and sold	(2,900)	(4,882)
Deferred income tax expense	172	169
Gain on sale of available-for-sale securities	(7)	-
Gain on sale of fixed assets	(9)	-
Amortization of deferred loan fees	54	89
ESOP compensation expense	22	23
Stock based compensation expense	12	-
Earnings on investment in bank owned life insurance	(54)	(56)
Increase in accrued interest receivable	(28)	(105)
Decrease in other assets	46	52
Decrease in pension liability	-	(55)
Increase in pension asset	(1,282)	(824)
Increase (decrease) in other liabilities	508	(389)
Net cash flow provided by operating activities	1,251	217
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in securities available-for-sale
Proceeds from calls and maturities	780	-
Proceeds from sales	5,878	-
Principal repayments	1,842	2,422
Purchases	(9,697)	(7,043)
Purchase of Federal Home Loan Bank of New York stock	(2,062)	(1,479)
Redemption of Federal Home Loan Bank of New York stock	1,864	1,197
Loan originations and principal collections, net	(10,034)	(13,600)
Proceeds from sale of fixed assets	9	-
Purchases of premises and equipment	(2,221)	(1,018)
Net cash flow used in investing activities	(13,641)	(19,521)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	7,936	14,379
Increase in advances from borrowers for taxes and insurance	107	170
Purchase of treasury stock	(579)	-
Repayments on long-term FHLB advances	(11,600)	(2,100)
Proceeds from long-term FHLB advances	18,850	2,350
(Decrease) Increase in short-term FHLB advances	(2,700)	3,600
Net cash flow provided by financing activities	12,014	18,399
Net change in cash and cash equivalents	(376)	(905)
CASH AND CASH EQUIVALENTS - beginning of year	3,470	4,375
CASH AND CASH EQUIVALENTS - end of year	$3,094	$3,470
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and borrowed funds	$2,526	$1,918
Income taxes	$53	$30

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

FOR THE years ended december 31, 2019 and 2018

1. THE ORGANIZATION

Seneca Financial Corp. (the “Company”) is a federally chartered mid-tier stock holding company and was formed in connection with the conversion of Seneca Federal Savings and Loan Association (the “Bank”) into the mutual holding company form of organization in October 2017, and it is a subsidiary of Seneca Financial MHC (the “Mutual Holding Company”), a federally chartered mutual holding company. The Mutual Holding Company owned 1,068,618 shares, or 54.0%, of the Company’s issued stock at the time of the reorganization. In connection with the reorganization, Seneca Financial Corp. sold 910,305 shares of common stock to the public at $10.00 per share, representing 46% of its outstanding shares of common stock at the time of the reorganization. The Mutual Holding Company activity is not included in the accompanying consolidated financial statements. Seneca Savings, formerly known as Seneca Federal Savings and Loan Association, is a wholly owned subsidiary of the Company. The same directors and officers, who manage the Bank, also manage the Company and the Mutual Holding Company.

Seneca Savings maintains its executive offices and main branch in Baldwinsville, New York, with branches in Liverpool, North Syracuse and Bridgeport, New York. The Bank is a community-oriented savings and loan institution whose business primarily consists of accepting deposits from customers within its market area and investing those funds primarily in residential and commercial mortgage loans.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and our defined benefit program, are reported as a separate component of the equity section of the consolidated statements of financial condition, such items, along with net income, are components of comprehensive income.

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

FOR THE years ended december 31, 2019 and 2018

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

FOR THE years ended december 31, 2019 and 2018

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

FOR THE years ended december 31, 2019 and 2018

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

FOR THE years ended december 31, 2019 and 2018

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

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or market in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan in the consolidated statements of income. We had no loans held for sale at December 31, 2019 and 2018.

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

FOR THE years ended december 31, 2019 and 2018

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

FOR THE years ended december 31, 2019 and 2018

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

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less estimated selling costs at the date of foreclosure establishing a new cost basis. Any write-downs based on the asset’s fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, property held for sale is carried at the lower of the new cost basis or fair value less any costs to sell. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to earnings, if necessary, to reduce the carrying value of the property to the lower of its cost or fair value less cost to sell. The Company did not have foreclosed real estate at December 31, 2019 and December 31, 2018. The Company had residential real estate loans in the process of foreclosure of   $637,000 and $444,000 at December 31, 2019 and 2018, respectively.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

FOR THE years ended december 31, 2019 and 2018

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

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

The Company’s Federal and New York State tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the authorities for 2016, 2017 and 2018 as prescribed by applicable statute. No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.

Advertising

The Company charges the costs associated with advertising to expense as incurred. Advertising expenses charged to operations for the years ended December 31, 2019 and 2018 was $210,000 and $191,000, respectively.

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

FOR THE years ended december 31, 2019 and 2018

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Revenue Recognition

The Company recognizes revenue in the consolidated statements of income as it is earned and when collectability is reasonably assured. The primary source of revenue is interest income from interest earning assets, which is recognized on the accrual basis of accounting using the effective interest method. The recognition of revenues from interest earning assets is based upon formulas from underlying loan agreements, securities contracts, or other similar contracts. Non-interest income is recognized on the accrual basis of accounting as services are provided or as transactions occur. Non-interest income includes earnings on bank-owned life insurance, fees from brokerage and advisory service, deposit accounts, merchant services, ATM and debit card fees, mortgage banking activities, and other miscellaneous services and transactions. See Note 15 for more information regarding the Company’s non-interest income.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

FOR THE years ended december 31, 2019 and 2018

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

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

Stock-Based Compensation

Compensation costs related to share-based payments transactions are recognized based on the grant-date fair value of the stock-based compensation issued. Compensation costs are recognized over the period than an employee provides service in exchange for the award. Compensation costs related to the employee Stock Ownership plan are dependent upon the average stock price and the shares committed to be released to the plan participants through the period in which income is reported.

In August of 2019, the board of directors of the Company approved the grant of stock option awards to its directors and executive officers under the 2019 Stock Option Plan that had 96,967 shares authorized for award. A total of 47,500 stock option awards were granted to five directors and nine officers of the Company at an exercise price of $9.20 per share. The awards will vest ratably over five years (20% per year for each year of the participant’s service with the Company) and will expire ten years from the date of the grant, or September 2029. The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 1.5%;volatility factors of the expected market price of the Company's common stock of 21.23%; weighted average expected lives of the options of 7.5 years. Based upon these assumptions, the weighted average fair value of options granted was $2.52.

Federal Home Loan Bank of New York Letter (FHLBNY) of Credit (LOC)

The Bank has secured a LOC from the FHLBNY to collateralize New York state deposits related to the Banking Development District Program. The program helps to give incentives for banks to open branches in communities with underserved banking resources. The Bridgeport branch will allow us to market our deposit products in Madison county and has been opened in the later part of 2019. The LOC is collateralized by one-to four- mortgage loans pledged to the FHLBNY.

Earnings per Common Share

Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. The Company has granted 47,500 stock options to directors and officers during the year ended December 31, 2019, but had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.

Reclassifications

Certain amounts in the 2018 consolidated financial statements have been reclassified to conform with the 2019 presentation format. These classifications are immaterial and had no effect on net income or stockholders’ equity for the periods presented herein.

Subsequent Events

The Company evaluated its December 31, 2019 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. As a result of the spread of the COVID-19 coronavirus, economic uncertainties have arisen which are likely to negatively impact our operational and financial performance.  The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and impact on our customers, employees and vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

FOR THE years ended december 31, 2019 and 2018

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

New Accounting Pronouncements

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

FOR THE years ended december 31, 2019 and 2018

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

FOR THE years ended december 31, 2019 and 2018

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

For Public Business Entities, the amended guidance is effective for fiscal years beginning after December 15, 2019 (i.e., calendar-year 2020), and for interim periods within those fiscal years. The Company does not expect the new guidance to have a material impact on the consolidated financial statements.

In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. The FASB’s amendments primarily impact ASC 740, Income Taxes, and may impact both interim and annual reporting periods. This ASU is effective for the Company in 2022. Early adoption is permitted. The Company does not expect the new guidance to have a material impact on the consolidated financial statements and does not expect to early adopt.

3. Securities

The amortized cost and fair values of securities, with gross unrealized gains and losses are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available-for-sale securities:

December 31, 2019:
U.S. government agency securities	$1,142	$-	$(36)	$1,106
Municipal securities	10,454	174	(5)	10,623
Mortgage-backed securities and collateralized mortgage obligations	10,816	69	(33)	10,852
Corporate securities	5,311	68	(1)	5,378
	$27,723	$311	$(75)	$27,959

December 31, 2018:
Municipal securities	$9,850	$10	$(181)	$9,679
Mortgage-backed securities and collateralized mortgage obligations	11,022	-	(243)	10,779
Corporate securities	5,853	-	(137)	5,716
	$26,725	$10	$(561)	$26,174

Government agency securities include notes and bonds with both fixed and variable rates. Mortgage backed securities and collateralized mortgage obligations consist of securities that are issued by Fannie Mae (“FNMA”), Freddie Mac (“FHLMC”), Ginnie Mae (“GNMA”), and Small Business Administration (“SBIC”) and are collateralized by residential mortgages. Municipal securities consist of government obligation and revenue bonds. Corporate securities consist of fixed and variable rate bonds with large financial institutions.

Investment securities with carrying amounts of  $11.0 million and $9.8 million were pledged to secure deposits and for other purposes required or permitted by law for the years ended December 31, 2019 and 2018, respectively.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

FOR THE years ended december 31, 2019 and 2018

3. Securities — (Continued)

The amortized cost and fair value of debt securities based on the contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$-	$-	$500	$501
Due after one year through five years	6,716	6,772	3,372	3,313
Due after five years through ten years	6,448	6,552	7,481	7,357
Due after ten years	3,743	3,783	4,350	4,224
Mortgage-backed securities and collateralized mortgage obligations	10,816	10,852	11,022	10,779
	$27,723	$27,959	$26,725	$26,174

During the year ended December 31, 2019, the Company sold $5.9 million of available-for-sale securities with a gross realized gain of $28,000 and gross realized loss of $21,000. During the year ended December 31, 2018, the Company did not sell available-for-sale securities.

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

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position follows:

	Less than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
December 31, 2019:
U.S. government agency securities	(36)	1,106	-	-
Municipal securities	(5)	1,885	-	-
Mortgage-backed securities and collateralized mortgage obligations	-	-	(33)	2,969
Corporate Securities	-	-	(1)	509
	$(41)	$2,991	$(34)	$3,478

December 31, 2018:
Municipal securities	$(7)	$1,786	$(174)	$6,636
Mortgage-backed securities and collateralized mortgage obligations	(19)	3,249	(224)	7,530
Corporate Securities	(137)	5,716	-	-
	$(163)	$10,751	$(398)	$14,166

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For the years ended December 31, 2019 and 2018, the Company did not record an other-than-temporary impairment (OTTI) charge.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

FOR THE years ended december 31, 2019 and 2018

3. Securities — (Continued)

At December 31, 2019, five collateralized mortgage obligations and a corporate security were in a continuous loss position for more than twelve months. At December 2019, one U.S. government agency security and three municipal securities were at a loss for less than one year.

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

4. LOANS

Net loans for the period December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
	(Dollars in Thousands)
Mortgage loans on real estate:
One-to four-family first lien residential	$99,248	$102,617
Residential construction	3,710	3,500
Home equity loans and lines of credit	9,109	9,212
Commercial	34,432	23,409
Total mortgage loans on real estate	146,499	138,738
Commercial and industrial	16,814	14,134
Consumer loans	1,876	2,519
Total loans	165,189	155,391
Allowance for loan losses	(1,241)	(1,234)
Net deferred loan origination costs	440	493
Net loans	$164,388	$154,650

Residential real estate loans serviced for others by the Company totaled $26.4 million and $27.3 million at December 31, 2019 and 2018, respectively.

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

FOR THE years ended december 31, 2019 and 2018

4. LOANS — (Continued)

Risk Characteristics of Portfolio Segments

The risk characteristics within the loan portfolio vary depending on the loan segment. Consumer loans generally are repaid from personal sources of income. Risks associated with consumer loans primarily include general economic risks such as declines in the local economy creating higher rates of unemployment. Those conditions may also lead to a decline in collateral values should the Company be required to repossess the collateral securing consumer loans. These economic risks also impact the commercial loan segment, however commercial loans are considered to have greater risk than consumer loans as the primary source of repayment is from the cash flow of the business customer. Real estate loans, including residential mortgages, manufactured housing, commercial and home equity loans, comprise approximately and 89.0% and 90% of the portfolio at December 31, 2019 and 2018, respectively. Loans secured by real estate provide the best collateral protection and thus significantly reduce the inherent risk in the portfolio

Management has reviewed its loan portfolio and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages. The Company is not in the practice of originating these types of loans.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

FOR THE years ended december 31, 2019 and 2018

4. LOANS — (Continued)

The following table presents the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings within the Company’s internal risk rating system as of December 31, 2019 and 2018:

	December 31, 2019
	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Loss	Total
Mortgage loans on real estate:
One-to four-family first lien residential	$99,248	$-	$-	$-	$99,248
Residential construction	3,710	-	-	-	3,710
Home equity loans and lines of credit	9,109	-	-	-	9,109
Commercial	31,072	58	3,302	-	34,432
Total mortgage loans on real estate	143,139	58	3,302	-	146,499
Commercial and industrial	16,214	565	35		16,814
Consumer loans	1,876	-	-	-	1,876
Total loans	$161,229	$623	$3,337	$-	$165,189

	December 31, 2018
	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Loss	Total
Mortgage loans on real estate:
One-to four-family first lien residential	$102,617	$-	$-	$-	$102,617
Residential construction	3,500	-	-	-	3,500
Home equity loans and lines of credit	9,212	-	-	-	9,212
Commercial	21,260	-	2,149	-	23,409
Total mortgage loans on real estate	136,589	-	2,149	-	138,738
Commercial and industrial	13,887	-	247		14,134
Consumer loans	2,519	-	-	-	2,519
Total loans	$152,995	$-	$2,396	$-	$155,391

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

FOR THE years ended december 31, 2019 and 2018

4. LOANS — (Continued)

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date. An age analysis of past due loans, segregated by class of loans, are as follows:

	December 31, 2019
	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
One-to four-family first lien residential	$778	$946	$857	$2,581	$96,667	$99,248
Residential construction	-	-	-	-	3,710	3,710
Home equity loans and lines of credit	67	-	56	123	8,986	9,109
Commercial	245	120	-	365	34,067	34,432
Total mortgage loans on real estate	1,090	1,066	913	3,069	143,430	146,499
Commercial and industrial	52	-	-	52	16,762	16,814
Consumer loans	12	-	8	20	1,856	1,876
Total loans	$1,154	$1,066	$921	$3,141	$162,048	$165,189

	December 31, 2018
	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
One-to four-family first lien residential	$1,331	$628	$670	$2,629	$99,988	$102,617
Residential construction	-	-	462	462	3,038	3,500
Home equity loans and lines of credit	-	-	-	-	9,212	9,212
Commercial	-	364	-	364	23,045	23,409
Total mortgage loans on real estate	1,331	992	1,132	3,455	135,283	138,738
Commercial and industrial	-	-	-	-	14,134	14,134
Consumer loans	3	-	13	16	2,503	2,519
Total loans	$1,334	$992	$1,145	$3,471	$151,920	$155,391

At December 31, 2019 we had $212,000 of loans pass-due 90 days and still accruing and at December 31, 2018 there were no loans over 90 days that are still accruing. Nonaccrual loans, segregated by class of loan as of December 31, 2019 and 2018 are as follows:

	At December 31,
	2019	2018
	(Dollars in Thousands)

Mortgage loans on real estate	$1,671	$1,201
Consumer loans	-	13
Total nonaccrual loans	$1,671	$1,214

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

FOR THE years ended december 31, 2019 and 2018

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

The Company had no loans that had been modified as TDRs during the year ended December 31, 2019. During the year ended December 31, 2017, the Company modified two commercial mortgage loans valued at $1.0 million that are considered TDRs. We modified the terms to interest only for a two-year period. These loans are paying according to their modified terms and are classified as substandard and impaired. The loans have been placed on non-accrual as of December 31, 2019. At the time of the restructuring the post-modification recorded investment balance was the same as the pre-modification recorded investment balance. A charge-off was recorded in December of 2019 reducing the post-modification investment balance of the TDR’s by $57,700. There has been no subsequent default on said restructure.

The following table summarizes impaired loans information by portfolio class:

	December 31, 2019
	(Dollars in Thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Mortgage loans on real estate	$327	$327	$17
	327	327	17
With no allowance recorded:
Mortgage loans on real estate	1,417	1,417	-
	1,417	1,417	-

Total	$1,744	$1,744	$17

	December 31, 2018
	(Dollars in Thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Mortgage loans on real estate	$780	$780	$38
	780	780	38
With no allowance recorded:
Mortgage loans on real estate	1,313	1,313	-
	1,313	1,313	-

Total	$2,093	$2,093	$38

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

FOR THE years ended december 31, 2019 and 2018

4. LOANS — (Continued)

The following table presents the average recorded investment in impaired loans:

	December 31,
	2019	2018
	(Dollars in Thousands)
Mortgage loans on real estate	$1,919	$2,026
Commercial and industrial loans	—	—
Total	$1,919	$2,026

The following table presents interest income recognized on impaired loans for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
	(Dollars in Thousands)
Mortgage loans on real estate	$38	$38
Commercial and industrial loans	—	—
Total	$38	$38

Changes in the allowance for loan losses for the years ended December 31, 2019 and 2018 are as follows:

	December 31, 2019
	(Dollars in Thousands)
	Mortgage Loans on Real Estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$933	$132	$17	$152	$1,234
Charge-offs	(219)	-	(16)	-	(235)
Recoveries	-	-	-	-	-
Provision	231	(11)	16	6	242
Ending balance	$945	$121	$17	$158	$1,241

Ending balance: individually evaluated for impairment	17	-	-	-	17
Ending balance: collectively evaluated for impairment	928	121	17	158	1,224
Ending balance	$945	$121	$17	$158	$1,241

Loans receivable balance:
Ending balance: individually evaluated for impairment	1,744	-	-	-	1,744
Ending balance: collectively evaluated for impairment	144,755	16,814	1,876	-	163,445
Ending balance	$146,499	$16,814	$1,876	$-	$165,189

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

FOR THE years ended december 31, 2019 and 2018

4. LOANS — (Continued)

	December 31, 2018
	(Dollars in Thousands)
	Mortgage Loans on Real Estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$870	$116	$5	$250	$1,241
Charge-offs	-	(8)	(9)	-	(17)
Recoveries	-	-	-	-	-
Provision	63	24	21	(98)	10
Ending balance	$933	$132	$17	$152	$1,234

Ending balance: individually evaluated for impairment	38	-	-	-	38
Ending balance: collectively evaluated for impairment	895	132	17	152	1,196
Ending balance	$933	$132	$17	$152	$1,234

Loans receivable balance:
Ending balance: individually evaluated for impairment	2,093	-	-	-	2,093
Ending balance: collectively evaluated for impairment	136,645	14,134	2,519	-	153,298
Ending balance	$138,738	$14,134	$2,519	$-	$155,391

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

	December 31,
	2019	2018
	(Dollars in Thousands)
Balance, beginning of period	$420	$367
Payments	(44)	(10)
Proceeds	-	63
Balance, end of period	$376	$420

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

FOR THE years ended december 31, 2019 and 2018

5. PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2019 and 2018 are summarized as follows:

	December 31,
	2019	2018
	(Dollars in Thousands)

Building and building improvements	$4,638	$3,390
Construction in progress	1,509	993
Furniture, fixture and equipment	1,908	1,491
	$8,055	$5,874
Accumulated depreciation	(2,641)	(2,429)
Total	$5,414	$3,445

Depreciation expense for the years ended December 31, 2019 and 2018 was $253,000 and $199,000, respectively.

6. DEPOSITS

The components of deposits for the years ended December 31, 2019 and 2018 consist of the following:

	December 31,
	2019	2018
	(Dollars in Thousands)
Demand deposit	$16,719	$13,201
NOW accounts	14,961	14,901
Regular savings and demand clubs	22,275	21,536
Money markets	20,741	15,134
Certificates of deposit and retirement accounts	77,215	79,203
	$151,911	$143,975

As of December 31, 2019, certificates of deposit and retirement accounts have scheduled maturities as follows (dollars in thousands):

2020	$59,963
2021	11,795
2022	4,206
2023	670
2024	581
Thereafter	-
$77,215

The aggregate amount of time deposits in denominations of   $250,000 or more were $19.4 million and $14.4 million at December 31, 2019 and 2018, respectively. Under the Dodd-Frank Act, deposit insurance per account owner is $250,000.

Interest expense on deposits for the years ended December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
	(Dollars in Thousands)
NOW accounts	$23	$24
Regular savings and demand clubs	20	16
Money markets	169	77
Certificates of deposit and retirement accounts	1,509	1,147
	$1,721	$1,264

The aggregate amount of related party transactions and deposits are immaterial for the years ended December 31, 2019 and 2018.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

FOR THE years ended december 31, 2019 and 2018

7. BORROWINGS

Advances from the Federal Home Loan Bank of New York (“FHLBNY”) reflect advances borrowed from the FHLBNY. The FHLBNY charges a substantial prepayment penalty for early payoff of an advance. The unamortized balances on advances at December 31, 2019 and 2018 are summarized as follows:

	December 31,
	2019	2018
	(Dollars in Thousands)
Term Advances:
Advanced December 29, 2014 - Due December 30, 2019 - bearing interest at 2.483% and 1.787% at December 31, 2017 and 2016, respectively adjustable rate	$-	$3,000
Advanced March 30, 2015 - Due April 1, 2019 - bearing interest at 1.64% fixed rate	-	4,000
Advanced September 28, 2015 - Due September 28, 2020 - bearing interest at 1.91% fixed rate	1,000	1,000
Advanced March 29, 2016 - Due March 29, 2021 - bearing interest at 1.81% fixed rate	2,000	2,000
Advanced December 9, 2016 - Due December 9, 2020 - bearing interest at 2.10% fixed rate	1,500	1,500
Advanced March 30, 2017 - Due March 30, 2022 - bearing interest at 2.33% fixed rate	3,000	3,000
Advanced June 29, 2017 - Due June 29, 2022 - bearing interest at 2.22% fixed rate	1,000	1,000
Advanced September 7, 2017 - Due September 9, 2019 - bearing interest at 1.67% fixed rate	-	250
Advanced September 7, 2017 - Due September 7, 2022 - bearing interest at 2.03% fixed rate	1,650	1,650
Advanced December 29, 2017 - Due December 30, 2019 - bearing interest at 2.25% fixed rate	-	2,000
Advanced December 29, 2017 - Due December 29, 2020 - bearing interest at 2.36% fixed rate	1,000	1,000
Advanced March 5, 2018 - Due March 5, 2021 - bearing interest at 2.74% fixed rate	1,250	1,250
Advanced September 26, 2018 - Due September 26, 2023 - bearing interest at 3.37% fixed rate	1,100	1,100
Advanced December 27, 2018 - Due January 3, 2019 - bearing interest at 2.63% fixed rate	-	5,600
Advanced January 8, 2019 - Due January 8, 2024 - bearing interest at 2.97% fixed rate	2,000	-
Advanced April 1, 2019 - Due April 1, 2021 - bearing interest at 2.63% fixed rate	1,000	-
Advanced April 1, 2019 - Due April 1, 2022 - bearing interest at 2.60% fixed rate	1,000	-
Advanced May 13, 2019 - Due May 13, 2022 - bearing interest at 2.44% fixed rate	1,000	-
Advanced May 16, 2019 - Due May 16, 2021 - bearing interest at 2.49% fixed rate	1,000	-
Advanced May 16, 2019 - Due May 16, 2022 - bearing interest at 2.48% fixed rate	1,000	-
Advanced May 29, 2019 - Due May 30, 2023 - bearing interest at 2.38% fixed rate	1,500	-
Advanced September 25, 2019 - Due September 25, 2023 - bearing interest at 1.89% fixed rate	2,000	-
Advanced December 26, 2019 - Due January 2, 2020 - bearing interest at 1.81% fixed rate	2,900	-
Advanced December 27, 2019 - Due December 27, 2024 - bearing interest at 1.98% fixed rate	1,000	-
Advanced December 30, 2019 - Due January 2, 2024 - bearing interest at 1.91% fixed rate	3,000	-
Advanced December 30, 2019 - Due December 30, 2021 - bearing interest at 1.86% fixed rate	2,000	-
Total	$32,900	$28,350

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

FOR THE years ended december 31, 2019 and 2018

7. BORROWINGS — (Continued)

The contractual maturities and weighted average rates of advances from FHLBNY at December 31, 2019 are as follows (dollars in thousands):

2020	$6,400	1.98%
2021	7,250	2.19%
2022	8,650	2.32%
2023	4,600	2.40%
2024	6,000	2.28%
	$32,900	2.23%

The Company has access to FHLBNY advances, under which it can borrow at various terms and interest rates. Residential and commercial mortgage loans of  $78.8 million and $70.3 million at December 31, 2019 and 2018, respectively, and investment securities of  $10.9 million and $9.8 million, respectively, have been pledged by the Company under a blanket collateral agreement to secure the Company’s borrowings. The total outstanding indebtedness under borrowing facilities with the FHLBNY cannot exceed the total value of the assets pledged under the blanket collateral agreement. The Company has a municipal letter of credit (MULOC) with the FHLBNY collateralizing a $10.0 million certificate of deposit with the State of New York Banking Development District, The New York State certificate was deposited after the Company opened its fourth location in Bridgeport, New York. The Company has also pledged a collateralized mortgage obligation with a book value of $318,000 and a market value of $321,000 to a local municipality collateralizing their deposits. The Company also has a $2.5 million dollar line of credit with a correspondent bank that is available on an unsecured basis and has no draws on the line of credit.

8. INCOME TAXES

Income tax expense for the years ended December 31, is summarized as follows (in thousands):

	December 31,
	2019	2018
	(Dollars in thousands)
Current:
Federal	$96	$8
State	4	4
	100	12
Deferred:
Federal	172	169
State	-	-
	172	169
Total provision for income taxes	$272	$181

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

FOR THE years ended december 31, 2019 and 2018

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

The components of the net deferred tax assets, included in other assets in the consolidated statements of financial condition, are as follows:

	December 31,
	2019	2018
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$321	$320
Net operating loss carryforward	356	278
Nonaccrual interest	24	21
Net unrealized loss on securities available-for-sale	-	116
Other	67	67
Total deferred tax assets	768	802
Deferred tax liabilities:
Net retirement plans	(839)	(471)
Deferred loan fees	(85)	(94)
Depreciation	(98)	(115)
Net unrealized gain on securities available-for-sale	(50)	-
Other	(1)	-
Total deferred tax liabilities	(1,073)	(680)
Valuation allowance	(172)	(138)
Net deferred tax liabilities	$(477)	$(16)

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

FOR THE years ended december 31, 2019 and 2018

8. INCOME TAXES — (Continued)

Items that give rise to differences between income tax expense included in the statements of income and taxes computed by applying the statutory federal tax at a rate of 21% for the periods below included the following:

	Years Ended December 31,
	2019	2018
	(Dollars in thousands)
Computed at the statutory rate	$291	$216
Change in valuation allowance	34	35
State deferred tax liability	(34)	(35)
Nontaxable interest and dividend	(40)	(37)
Income from bank owned life insurance	(11)	(12)
Other items	32	14
Income tax provision	$272	$181

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

At December 31, 2019 and 2018, the Company had no unrecognized tax benefits recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

Under current income tax laws, the base-year reserves would be subject to recapture if the Company pays a cash dividend in excess of earnings and profits or liquidates. The Bank does not expect to take any actions in the foreseeable future that would require the recapture of any Federal reserves. As a result, a deferred tax liability has not been recognized with respect to the Federal base-year reserve of  $2,188,157 at December 31, 2019 and 2018, because the Bank does not expect that this amount will become taxable in the foreseeable future. The unrecognized deferred tax liability with respect to the Federal base-year reserve was $459,513 at December 31, 2019. It is more likely than not that this liability will never be incurred because, as noted above, the Bank does not expect to take any action in the future that would result in this liability being incurred.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

FOR THE years ended december 31, 2019 and 2018

9. COMPREHENSIVE LOSS

The balances and changes in the components of accumulated other comprehensive loss, net of tax, are as follows:

	Unrealized Gains on Available-for- Sale Securities	Net Gain on Pension Plan	Accumulated Other Comprehensive (Loss)
	(Dollars in Thousands)
Beginning balance	$(436)	$(2,748)	$(3,184)
Other comprehensive income	622	464	1,086
Ending balance	$186	$(2,284)	$(2,098)

	For the year ended December 31, 2018
	Unrealized Losses on Available-for- Sale Securities	Net Gain on Pension Plan	Accumulated Other Comprehensive (Loss)
	(Dollars in Thousands)
Beginning balance	$(207)	$(3,113)	$(3,320)
Other comprehensive income (loss)	(229)	365	136
Ending balance	$(436)	$(2,748)	$(3,184)

The amounts of income tax (expense) benefit allocated to each component of other comprehensive loss are as follows:

	For the years ended
	December 31, 2019			December 31, 2018
	Before Tax Amount	Tax (Expense) Benefit	Net	Before Tax Amount	Tax (Expense) Benefit	Net
	(Dollars in Thousands)
Available for sale securities:
Unrealized holding gains (loss) arising during period	$794	$(166)	$628	$(290)	$61	$(229)
Reclassification adjustment for net gains included in net income	(7)	1	(6)	-	-	-
Net unrealized gains (loss) on available-for-sale securities	787	(165)	622	(290)	61	(229)

Defined Benefit Pension Plan:
Net gains arising during the period	484	(101)	383	253	(53)	200
Less reclassification of amortization of net losses recognized in net pension expense	103	(22)	81	209	(44)	165
Net changes in defined benefit pension plan	587	(123)	464	462	(97)	365

Other Comprehensive Income	$1,374	$(288)	$1,086	$172	$(36)	$136

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

FOR THE years ended december 31, 2019 and 2018

9. COMPREHENSIVE LOSS — (Continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss (AOCL):

	Amount Reclassified from AOCL
	For the years ended
	December 31, 2019	December 31, 2018	Affected line item in the Statement of Income
	(Dollars in Thousands)
Available for sale securities:
Realized gains on sale of available for sale securities	$7	$—	Net realized gains on sales of available-for-sale securities
Tax effect	(1)	—	Provision for income taxes
	6	—	Net income
Defined benefit pension plan:
Retirement plan net losses recognized in net period pension cost	(103)	(209)	Compensation and employee benefits
Tax effect	22	44	Benefit for income taxes
	$(81)	$(165)	Net income

10. EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan (SERP)

Beginning in 2016, the Company instituted a SERP for its executive officers. All benefits provided under the SERP are unfunded and, as the executive officers retire, the Company will make a payment to the participant. At December 31, 2019 and 2018, the Company recorded $118,642 and $83,367, respectively, for the SERP in other liabilities on the consolidated statements of financial condition. Expenses for the SERP are included in compensation and employee benefits on the consolidated statements of income and were $35,275 and $33,596, respectively, for the years ended December 31, 2019 and 2018.

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

All plan provisions and actuarial methods used in 2019 are the same as those used in 2018, with the exception of the discount rate used to determine the benefit obligation which decreased to 4.17% from 5.00% and the discount rate used to determine net periodic pension cost which increased to 5.00% from 3.75%. The mortality table used in 2019 were RP-2014 (adjusted) with MP-2019 mortality improvements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

FOR THE years ended december 31, 2019 and 2018

10. EMPLOYEE BENEFIT PLANS — (Continued)

Information pertaining to the activity in the Pension Plan for the years ended December 31, 2019 and 2018 is as follows:

	December 31,
	2019	2018
	(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$9,789	$11,273
Service cost	283	335
Interest cost	475	412
Actuarial loss (gain)	888	(1,668)
Benefits paid	(568)	(563)
Benefit obligation at end of year	10,867	9,789

Change in plan assets: Fair value of plan assets at beginning of year	$11,039	$11,219
Actual return (loss) on plan assets	2,227	(617)
Employer contributions	1,000	1,000
Benefits paid	(568)	(563)
Fair value of plan assets at end of year	13,698	11,039

Net amount recognized, funded status	$2,831	$1,250

The accumulated benefit obligation was $10.4 million and $9.3 million at December 31, 2019 and 2018, respectively.

The assumptions used to determine the benefit obligation at December 31, 2019 and 2018 are as follows:

	2019	2018
Discount rate	4.17%	5.00%
Rate of increase in compensation levels	3.00%	3.00%

The components of net periodic pension cost and amounts recognized in other comprehensive income for the years ended December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
	(Dollars in Thousands)
Service cost	$283	$335
Interest cost	475	412
Expected return on assets	(855)	(799)
Amortization of unrecognized loss	103	209
Net periodic pension cost	6	157
Total of amounts recognized in other comprehensive income loss	(587)	(462)
Total recognized in net periodic pension cost and other comprehensive income	$(581)	$(305)

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

FOR THE years ended december 31, 2019 and 2018

10. EMPLOYEE BENEFIT PLANS — (Continued)

The estimated net actuarial loss of  $180,000 will be amortized from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year.

The assumptions used to determine net periodic pension cost for the years ended December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
Discount rate	5.00%	3.75%
Expected long-term rate of return on plan assets	7.00%	7.00%
Rate of increase in compensation levels	3.00%	3.00%

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

The fair values of the Company’s pension plan assets at December 31 by asset category are as follows (dollars in thousands):

		Market Value of Assets - December 31, 2019
	Asset Category	Total	Level 1	Level 2
	Equities & Commodities:
(1)	Blackrock Dividend Equity	$708	$-	$708
(2)	Select S&P 500 Index	2,867	-	2,867
(3)	Select Blue Chip Growth	718	-	718
(4)	Select S&P Mid Cap Index	1,692	-	1,692
(5)	Select Small Cap Index	1,442	-	1,442
(6)	Premier Strategic Emerging Markets	726	-	726
(7)	Oppenheimer Real Estate	389	-	389
	Total Equities and Commodities	8,542		8,542
	Fixed Income:			-
(8)	Premier Short-Duration Bond	1,290	-	1,290
(9)	Northern Bond Index	1,278	-	1,278
(10)	Select Western Strategic Bond	1,291	-	1,291
(11)	Premier Inflation Protected & Income Fund	642	-	642
(12)	Premier Babson High Yield Bond	655	-	655
	Total Fixed Income	5,156		5,156
	Total Market Value	$13,698	$-	$13,698

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

FOR THE years ended december 31, 2019 and 2018

10. EMPLOYEE BENEFIT PLANS — (Continued)

		Market Value of Assets - December 31, 2018
	Asset Category	Total	Level 1	Level 2
	Equities & Commodities:
(1)	Select Fundamental Value	$514	$-	$514
(2)	Select S&P 500 Index	2,078	-	2,078
(3)	Select Blue Chip Growth	536	-	536
(4)	Select S&P Mid Cap Index	1,212	-	1,212
(5)	Select Small Cap Index	989	-	989
(6)	Premier Strategic Emerging Markets	577	-	577
(7)	Oppenheimer Real Estate	338	-	338
	Total Equities and Commodities	6,244		6,244
	Fixed Income:
(8)	Premier Short-Duration Bond	1,194	-	1,194
(9)	Northern Bond Index	1,223	-	1,223
(10)	Select Western Strategic Bond	1,214	-	1,214
(11)	Premier Inflation Protected & Income Fund	598	-	598
(12)	Premier Babson High Yield Bond	566	-	566
	Total Fixed Income	4,795		4,795
	Total	$11,039	$-	$11,039

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

FOR THE years ended december 31, 2019 and 2018

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

FOR THE years ended december 31, 2019 and 2018

10. EMPLOYEE BENEFIT PLANS — (Continued)

The fair values of mutual funds are based upon quoted prices of each fund’s underlying securities. The Company is not required to make any contributions to its defined benefit pension plan in 2019 but made a $500,000 contribution in the 4th quarter of 2019 and $500,000 contribution in the 1st quarter of 2020.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (dollars in thousands):

2020	$561
2021	$548
2022	$582
2023	$604
2024	$595
2025 – 2029	$3,393

EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)

Effective upon the completion of the Company’s initial public stock offering in October 2017, the Bank established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $775,740 in proceeds from a term loan obtained from the Company to purchase 77,574 shares of common stock on the open market at an average price of  $10.00 per share. The ESOP loan will be repaid principally from the Bank’s contribution to the ESOP in annual payments through 2047 at a fixed interest rate of 4.25%. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Bank recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized $22,781 of compensation expense related to this plan for the year ended December 31, 2019 and $22,548 for the year ended December 31, 2018. At December 31, 2019, there were 71,820 shares not yet released having an aggregate market value of approximately $675,117. Participant vesting provisions for the ESOP are 20% per year and will be fully vested upon completion of six years of credited service. Eligible employees who were employed with the Bank shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

STOCK BASED COMPENSATION

A summary of the Company’s stock option activity and related information for its equity incentive plan for the year ended December 31, 2019 is as follows:

	For the year ended December 31, 2019
	Options	Weighted Average Exercise Price Per Share
Outstanding at the beginning of the year	-	-

Grants	47,500	$9.20

Exercised	-	-

Outstanding at year-end	47,500	$9.20

Exercisable at year-end	-	-

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

FOR THE years ended december 31, 2019 and 2018

10. EMPLOYEE BENEFIT PLANS — (Continued)

The Company recorded compensation expense in the amount of $11,970 for the twelve months ended December 31, 2019. There were no grants of awards during the twelve months ended December 31, 2018.

Compensation costs related to share-based payments transactions are recognized based on the grant-date fair value of the stock-based compensation issued. Compensation costs are recognized over the period than an employee provides service in exchange for the award. Compensation costs related to the employee Stock Ownership plan are dependent upon the average stock price and the shares committed to be released to the plan participants through the period in which income is reported.

In August of 2019, the board of directors of the Company approved the grant of stock option awards to its directors and executive officers under the 2019 Equity Plan that had 96,967 shares authorized for option awards. A total of 47,500 stock option awards were granted to five directors and nine officers of the Company at an exercise price of $9.20 per share. The awards will vest ratably over five years (20% per year for each year of the participant’s service with the Company) and will expire ten years from the date of the grant, or September 2029. The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 1.5%;volatility factors of the expected market price of the Company's common stock of 21.23%; weighted average expected lives of the options of 7.5 years. Based upon these assumptions, the weighted average fair value of options granted was $2.52.

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

FOR THE years ended december 31, 2019 and 2018

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

	Total	Level 1	Level 2	Level 3
	(In Thousands of Dollars)
Available-for-sale Securities:
December 31, 2019:
U.S. Government Agency Securities	$1,106	-	$1,106	-
Municipal securities	10,623	-	10,623	-
Mortgage-backed securities and collateralized mortgage obligations	10,852	-	10,852	-
Corporate securities	5,378	-	5,378	-
	$27,959	$-	$27,959	$-
December 31, 2018:
Municipal securities	$9,679	$-	$9,679	$-
Mortgage-backed securities and collateralized mortgage obligations	10,779	-	10,779	-
Corporate securities	5,716	-	5,716	-
	$26,174	$-	$26,174	$-

There were no securities transferred out of level 2 securities available-for-sale during the twelve months ended December 31, 2019 and 2018.

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

Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at December 31, 2019 and 2018.

Cash and due from banks

The carrying amounts of these assets approximate their fair values.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

FOR THE years ended december 31, 2019 and 2018

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

	Fair Value	Carrying	Fair
	Hierarchy	Amount	Value
	(In Thousands of Dollars)
December 31, 2019:
Financial assets:
Cash and due from banks	Level 1	$3,094	$3,094
Securities available-for-sale	Level 2	27,959	27,959
Investment in FHLB stock	Level 2	2,820	2,820
Loans, net	Level 3	164,388	160,972
Accrued interest receivable	Level 1	799	799

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

FOR THE years ended december 31, 2019 and 2018

11. FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS — (Continued)

	Fair Value	Carrying	Fair
	Hierarchy	Amount	Value
	(In Thousands of Dollars)
Financial liabilities:
Deposits	Level 1/2	151,911	150,792
Advances and borrowings from FHLB	Level 2	32,900	32,900
Accrued interest payable	Level 1	106	106
Advances from borrowers for taxes and insurance	Level 1	2,234	2,234

December 31, 2018:
Financial assets:
Cash and due from banks	Level 1	$3,470	$3,470
Securities available-for-sale	Level 2	26,174	26,174
Investment in FHLB stock	Level 2	2,622	2,622
Loans, net	Level 3	154,650	150,337
Accrued interest receivable	Level 1	771	771
Financial liabilities:
Deposits	Level 1/2	143,975	139,742
Advances and borrowings from FHLB	Level 2	28,350	28,350
Accrued interest payable	Level 1	62	62
Advances from borrowers for taxes and insurance	Level 1	2,127	2,127

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2019 and December 31, 2018 are as follows:

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

FOR THE years ended december 31, 2019 and 2018

11. FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS — (Continued)

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2019 and 2018 were as follows:

	Total	Level 1	Level 2	Level 3
	(In Thousands of Dollars)
December 31, 2019:
Impaired loans	$310	$-	$-	$310

December 31, 2018:
Impaired loans	$742	$-	$-	$742

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

At December 31, 2019 and 2018, the fair value consists of loan balances of   $327,000 and $780,000, respectively, net of a valuation allowance of   $17,000 and $38,000, respectively.

At December 31, 2019 and 2018, there was no foreclosed real estate whose value was written down utilizing Level 3 inputs.

Once a loan is foreclosed, the fair value of the real estate continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan. At December 31, 2019 and 2018, the Company did not have foreclosed real estate.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

FOR THE years ended december 31, 2019 and 2018

12. COMMITMENTS AND CONTINGENCIES — (Continued)

As of the dates indicated, the following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2019	2018
	(In Thousands of Dollars)
Commitments to Grant Loans	$816	$2,698
Unfunded Commitments Under Lines of Credit	$5,887	$5,349

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

13. REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators, which if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.

The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios set forth in the table below of total, Tier 1, and Tier 1 common equity capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2019 and 2018, that the Bank met all capital adequacy requirements to which it is subject.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

FOR THE years ended december 31, 2019 and 2018

13. REGULATORY CAPITAL REQUIREMENTS — (Continued)

As of December 31, 2019, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk- based, Tier 1 risk-based, Tier 1 common equity risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2019 and 2018, are as follows:

	Actual		Capital Adequacy Purposes		To be Well Capitalized Under Prompt and Corrective Action Provisions		Minimum Capital Adequacy with Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands of Dollars)
As of December 31, 2019:
Total core capital to risk weighted assets	$22,427	16.32%	$10,992	8.00%	$13,740	10.00%	$14,427	10.50%
Tier 1 capital to risk weighted assets	21,186	15.42%	8,244	6.00%	10,992	8.00%	11,679	8.50%
Tier 1 common equity to risk weighted assets	21,186	15.42%	6,183	4.50%	8,931	6.50%	9,618	7.00%
Tier 1 capital to assets	21,186	10.10%	8,394	4.00%	10,493	5.00%	10,493	5.00%
As of December 31, 2018:
Total core capital to risk weighted assets	$21,128	17.51%	$9,655	8.00%	$12,069	10.00%	$12,673	10.50%
Tier 1 capital to risk weighted assets	19,894	16.48%	7,242	6.00%	9,655	8.00%	10,259	8.50%
Tier 1 common equity to risk weighted assets	19,894	16.48%	5,431	4.50%	7,845	6.50%	8,448	7.00%
Tier 1 capital to assets	19,894	10.27%	7,745	4.00%	9,681	5.00%	9,681	5.00%

14. EARNINGS PER SHARE COMMON

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is net income to the Company. The Company has granted 47,500 stock options to Directors and Officers and, during the twelve months ended December 31, 2019 had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

FOR THE years ended december 31, 2019 and 2018

14. EARNINGS PER SHARE COMMON — (Continued)

The following table sets forth the calculation of basic and diluted earnings per share.

	Year ended December 31,
(Dollars in Thousands Except per Share Data)	2019	2018
	(In thousands of dollars except per share data)
Basic and diluted earnings per common share:
Net income available to common stockholders	$1,117	$850
Weighted average common shares outstanding basic and diluted	1,863,957	1,904,516
	$0.60	$0.45

15. NON-INTEREST INCOME

During the twelve months ended December 31, 2018, the Company adopted the amendments of ASU 2014-09 — Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. The Company has included the following tables regarding the Company’s non-interest income for the periods presented.

	For the year ended December 31,
	2019	2018
	(Dollars in Thousands)
Service fees
Deposit related fees	$38	$50
Loan servicing income	94	85
Total service fees	132	135
Income from financial services
Securities commission income	285	251
Insurance commission income	15	17
Total insurance and securities commission income	300	268
Card income
Debit card interchange fee income	94	81
ATM fees	19	12
Insufficient fund fees	154	70
Total card and insufficient funds income	267	163
Realized gain on sale of residential mortgage loans, avaliable for sale securities and fixed assets
Realized gain on sales of residential mortgage loans	60	30
Realized net gain on available-for-sales securities	7	-
Realized gain on sale of fixed assets	9	-
Bank owned life insurance	54	56
Other miscellaneous income	26	20
Total non-interest income	$855	$672

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

FOR THE years ended december 31, 2019 and 2018

15. NON-INTEREST INCOME — (Continued)

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

16. Parent company only financial information

The following condensed financial statements summarize the financial position and results of operations and cash flows of the parent savings and loan holding company, Seneca Financial Corp., as of December 31, 2019, and 2018 and for the years then ended.

Parent Only Condensed Balance Sheets

	December 31,
	2019	2018
	(In Thousands of Dollars)
Assets
Cash in bank subsidiary	$1,215	$1,895
Investments in subsidiaries, at underlying equity	19,088	16,710
Loan receivable - ESOP	745	759
Other assets	63	47
Total assets	$21,111	$19,411

Liabilities and Stockholders' Equity
Liabilities:
Other liabilities	$42	$-
Total liabilities	42	-
Stockholders' equity:
Total stockholders' equity	21,069	19,411
Total liabilities and stockholders' equity	$21,111	$19,411

SENECA FINANCIAL CORP. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

FOR THE years ended december 31, 2019 and 2018

16. Parent company only financial information — (Continued)

Parent Only Condensed Statements of Income

	Year Ended
	December 31,
	2019	2018
	(In Thousands of Dollars)
Interest income:
Income on ESOP loan	$31	$31
Total interest income	31	31

Non-interest expenses:
Professional fees	151	75
Other non-interest expense	12	86
Total non-interest expense	163	161

Loss before taxes	(132)	(130)

Income tax (expense) benefit	(21)	21
Loss before equity in undistributed earnings of Bank	(153)	(109)

Equity in undistributed earnings of Bank	1,270	959
Net income	$1,117	$850

Parent Only Statement of Cash Flows

	Year Ended
	December 31,
	2019	2018
	(In Thousands of Dollars)
Cash flows from operating activities:	$1,117	$850
Net income
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of Bank	(1,270)	(959)
Increase in other assets	(16)	(36)
Stock based compensation expense	12	-
Increase (decrease) in other liabilities	42	(53)
Net used in operating activities	(115)	(198)
Cash flows from investing activities:
Payments received on ESOP loan	14	14
Net cash used in investing activities	14	14

Cash flows from financing activities:
Repurchase of shares into treasury stock	(579)	-
Net cash provided by financing activities	(579)	-

Net change in cash and cash equivalents	(680)	(184)
Cash and cash equivalents -beginning of year	1,895	2,079
Cash and cash equivalents - end of year	$1,215	$1,895

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2019.

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

There has been no change in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information contained under the sections captioned “Proposal I — Election of Directors” in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information contained under the section captioned “Proposal I — Election of Directors —  Executive Compensation” in the definitive Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for issuance under Stock-Based Compensation Plans

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	47,500	$9.20	88,253
Equity compensation plans not approved by stockholders	--	--	--
Total	47,500	$9.20	88,253

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Charter of Seneca Financial Corp. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Seneca Financial Corp. (File No. 333-218749), initially filed with the Securities and Exchange Commission on June 14, 2017)
3.2	Bylaws of Seneca Financial Corp. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Seneca Financial Corp. (File No. 000-55853), filed with the Securities and Exchange Commission on October 2, 2019)
4.1	Form of Common Stock Certificate of Seneca Financial Corp. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of Seneca Financial Corp. (file No. 333-218749), initially filed with the Securities and Exchange Commission on July 14, 2017)
4.2	Description of Common Stock
10.1	Employment Agreement by and between Seneca Federal Savings and Loan Association and Joseph G. Vitale (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of Seneca Financial Corp. (File No. 333-218749), initially filed with the Securities and Exchange Commission on June 14, 2017)
10.2	Employment Agreement by and between Seneca Federal Savings and Loan Association and Vincent J. Fazio (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Seneca Financial Corp. (File No. 333-218749), initially filed with the Securities and Exchange Commission on June 14, 2017)†
10.3	Supplemental Executive Retirement Agreement by and between Seneca Federal Savings and Loan Association and Joseph G. Vitale (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Seneca Financial Corp. (File No. 333-218749), initially filed with the Securities and Exchange Commission on June 14, 2017)†
10.4	Supplemental Executive Retirement Agreement by and between Seneca Savings and Vincent J. Fazio (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of Seneca Financial Corp. (File No. 333-218749), initially filed with the Securities and Exchange Commission on June 14, 2017)†
10.5	Executive Split Dollar Life Insurance Agreement by and between Seneca Savings and Joseph G. Vitale (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of Seneca Financial Corp. (File No. 333-218749), initially filed with the Securities and Exchange Commission on June 14, 2017)†
10.6	Executive Split Dollar Life Insurance Agreement by and between Seneca Savings and Vincent J. Fazio (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Seneca Financial Corp. (File No. 333-218749), initially filed with the Securities and Exchange Commission on June 14, 2017)†
21	Subsidiaries of Registrant
23	Consent of Bonadio & Co., LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K, formatted in XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements

†	Management contract or compensation plan or arrangement.

ITEM 16.	Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENECA FINANCIAL CORP.

Date: March 30, 2020	By:	/s/ Joseph G. Vitale
Joseph G. Vitale
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Joseph G. Vitale	President, Chief Executive Officer and Director	March 30, 2020
Joseph G. Vitale	(Principal Executive Officer)

/s/ Vincent J. Fazio	Executive Vice President, Chief Financial Officer and	March 30, 2020
Vincent J. Fazio	Director (Principal Financial and Accounting Officer)

/s/ William Le Beau	Chairman of the Board	March 30, 2020
William Le Beau

/s/ James Hickey	Director	March 30, 2020
James Hickey

/s/ Francis R. Marlowe	Director	March 30, 2020
Francis R. Marlowe

/s/ Robert Savicki	Director	March 30, 2020
Robert Savicki

Director
Mark A. Zames

