Form 10-Q
period 2020-03-31
Seneca Financial Corp.
filed 2020-05-15
CIK 1708715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 14, 2020, there were 1,912,959 shares issued and outstanding of the registrant’s common stock.

SENECA FINANCIAL CORP.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Cash and cash equivalents	$4,607	$3,094
Securities, available-for-sale	28,462	27,959
Loans, net of allowance for loan losses of $1,299 and $1,241	163,214	164,388
Federal Home Loan Bank of New York stock, at cost	2,956	2,820
Premises and equipment, net	5,375	5,414
Bank owned life insurance	2,505	2,492
Pension assets	2,831	2,831
Accrued interest receivable	837	799
Other assets	1,014	441
Total assets	$211,801	$210,238

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$17,826	$16,719
Interest bearing	133,497	135,192
Total Deposits	151,323	151,911
Federal Home Loan Bank advances	36,500	32,900
Advances from borrowers for taxes and insurance	1,597	2,234
Other liabilities	1,625	2,124
Total liabilities	191,045	189,169
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized and unissued
Common stock, $0.01 par value, 19,000,000 shares authorized, 1,978,923 shares issued and 1,912,959 shares outstanding at March 31, 2020 and 1,978,923 shares issued and 1,912,959 shares outstanding at December 31, 2019	9	9
Additional paid-in capital	7,864	7,858
Treasury stock, at cost (65,964 shares at March 31, 2020 and at December 31, 2019)	(579)	(579)
Retained earnings	16,781	16,604
Unearned ESOP shares, at cost	(719)	(725)
Accumulated other comprehensive loss	(2,600)	(2,098)
Total stockholders' equity	20,756	21,069
Total liabilities and stockholders' equity	$211,801	$210,238

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except for per share data)

	Three Months Ended March 31,
	2020	2019
INTEREST INCOME
Loans, including fees	$1,918	$1,886
Securities	224	228
Other	6	7
Total interest income	2,148	2,121
INTEREST EXPENSE
Deposits	385	426
Advances and borrowings	186	199
Total interest expense	571	625
Net interest income	1,577	1,496
PROVISION FOR LOAN LOSSES	80	35
Net interest income after provision for loan losses	1,497	1,461
NON-INTEREST INCOME
Service fees	33	33
Income from financial services	69	50
Fee income	75	56
Earnings on bank-owned life insurance	13	14
Net gains on sales of available-for-sale securities	2	-
Net gains on sale of residential mortgage loans	5	21
Total non-interest income	197	174
NON-INTEREST EXPENSE
Compensation and employee benefits	785	720
Core processing	182	198
Premises and equipment	197	122
Professional fees	66	86
Postage & office supplies	34	28
FDIC premiums	13	13
Advertising	72	48
Mortgage recording tax	-	1
Director fees	44	48
Other	89	90
Total non-interest expense	1,482	1,354
Income before provision for income taxes	212	281
PROVISION FOR INCOME TAXES	35	51
Net income	$177	$230

Net income per common share - basic and diluted	$0.10	$0.12
Weighted average number of common shares outstanding - basic and diluted	1,841,140	1,887,702

The accompanying notes are an integral part of these consolidated statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
NET INCOME	$177	$230

OTHER COMPREHENSIVE INCOME, BEFORE TAX
Available-for-sale securities:
Unrealized holding (losses) gains arising during period	(635)	321
Less reclassification adjustment for net gains included in net income	(2)	-

Net unrealized (losses) gains on available-for-sale securities	(637)	321

Defined benefit pension plan:
Net gains (losses) arising during the period	-	-
Less reclassification of amortization of net losses recognized in net pension expense	-	-

Net changes in defined benefit pension plan	-	-

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX	(637)	321

Tax effect	(135)	67

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(502)	254

TOTAL COMPREHENSIVE INCOME	$(325)	$484

The accompanying notes are an integral part of these consolidated statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

						Accumulated
		Additional			Unearned	Other
	Common	Paid-In	Treasury	Retained	ESOP	Comprehensive	Total
	Stock	Capital	Stock	Earnings	Shares	Loss	Equity
BALANCE, JANUARY 1, 2020	$9	$7,858	$(579)	$16,604	$(725)	$(2,098)	$21,069
Net income	-	-	-	177	-	-	177
Other comprehensive loss	-	-	-	-	-	(502)	(502)
ESOP shares committed to be released (647 shares)	-	-	-	-	6	-	6
Stock-based compensation	-	6	-	-	-	-	6
BALANCE, MARCH 31, 2020	$9	$7,864	$(579)	$16,781	$(719)	$(2,600)	$20,756

BALANCE, JANUARY 1, 2019	$9	$7,846	$-	$15,487	$(747)	$(3,184)	19,411
Net income	-	-	-	230	-	-	230
Other comprehensive income	-	-	-	-	-	254	254
ESOP shares committed to be released (647 shares)	-	-	-	-	6	-	6
Purchase of treasury shares at cost (17,461 shares)	-	-	(148)	-	-	-	(148)
BALANCE, MARCH 31, 2019	$9	$7,846	$(148)	$15,717	$(741)	$(2,930)	$19,753

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$177	$230
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	91	49
Provision for loan losses	80	35
Net amortization of premiums and discounts on securities	51	54
Gain on sale of residential mortgage loans	(5)	(21)
Proceeds from sale of residential mortgage loans	227	985
Loans originated and sold	(222)	(964)
Deferred income tax (benefit) expense	(135)	67
Gain on sale of available-for-sale securities	(2)	-
Amortization of deferred loan fees	20	8
ESOP compensation expense	6	6
Stock based compensation expense	6	-
Earnings on investment in bank owned life insurance	(13)	(14)
Increase in accrued interest receivable	(53)	(1)
Increase in other assets	(558)	(633)
Decrease in other liabilities	(231)	(265)
Net cash flow provided by operating activities	(561)	(464)
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in securities available-for-sale:
Proceeds from sales	1,374	-
Principal repayments	534	435
Purchases	(3,095)	(1,001)
Purchase of Federal Home Loan Bank of New York stock	(442)	(525)
Redemption of Federal Home Loan Bank of New York stock	306	278
Loan originations and principal collections, net	1,074	(5,641)
Purchases of premises and equipment	(52)	(854)
Net cash flow used in investing activities	(301)	(7,308)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in deposits	(588)	2,308
Decrease in advances from borrowers for taxes and insurance	(637)	(520)
Purchase of treasury stock	-	(148)
Proceeds from long-term FHLB advances	5,500	2,000
(Decrease) Increase in short-term FHLB advances	(1,900)	2,900
Net cash flow provided by financing activities	2,375	6,540
Net change in cash and cash equivalents	1,513	(1,232)
CASH AND CASH EQUIVALENTS - beginning of year	3,094	3,470
CASH AND CASH EQUIVALENTS - end of year	$4,607	$2,238
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and borrowed funds	$602	$608
Income taxes	$35	$52
Transfer of loans to other real estate owned	$-	$220

The accompanying notes are an integral part of these consolidated statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2020 (unaudited) and December 31, 2019 and THE three months ended MARCH 31, 2020 and 2019 (unaudited)

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

The accompanying unaudited financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the consolidated financial position of the Company as of March 31, 2020 and the results of its operations and its cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Form 10-K of the Company.

The results of operations at and for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year or any other period.

The United States, as well as many countries around the world, are presently in the midst of a global health emergency related to a virus, commonly known as Novel Coronavirus (COVID-19). The overall consequences of COVID-19 on a global, national, regional and local level are unknown, but it has the potential to result in a significant economic impact. The impact of this situation on the Company and its future results and financial position is not presently determinable.

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

Summary of Significant Accounting Policies – The accounting and reporting policies of the Company conform to U.S. GAAP and general practices within the banking industry. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in the Company’s consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 30, 2020.

The following accounting standard has been adopted in the first quarter ended March 31, 2020:

On January 1, 2020, the Company adopted ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) related to premium amortization on purchased callable debt securities. This Update shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019. Early adoption was permitted, including adoption in an interim period. If an entity early adopted the amendments in an interim period, any adjustments were reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of this guidance did not have a material impact on our consolidated results of operations or financial position.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2020 (unaudited) and December 31, 2019 and THE three months ended MARCH 31, 2020 and 2019 (unaudited)

Accounting Pronouncements to be adopted in future periods:

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2020 (unaudited) and December 31, 2019 and THE three months ended MARCH 31, 2020 and 2019 (unaudited)

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

The amendments in ASU No. 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for (1) public business entities, (2) not-for-profit entities that have issued, or are conduit bond obligors for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market, and (3) employee benefit plans that file financial statements with the SEC. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and for interim periods within fiscal years beginning after December 15, 2021. Early application is permitted for all entities. The Company is currently evaluating the effects of the ASU 2016-02 on its consolidated financial statements and disclosures, if any.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2020 (unaudited) and December 31, 2019 and THE three months ended MARCH 31, 2020 and 2019 (unaudited)

2.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

For Public Business Entities, the amended guidance is effective for fiscal years beginning after December 15, 2019 (i.e., calendar-year 2020), and for interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for annual reporting periods beginning after December 30, 2020, and interim periods within annual periods beginning after December 15, 2021. The Company does not expect the new guidance to have a material impact on the consolidated financial statements.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2020 (unaudited) and December 31, 2019 and THE three Months ended MARCH 31, 2020 and 2019 (unaudited)

3.	Securities

The amortized cost and fair values of securities, with gross unrealized gains and losses are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available-for-sale securities:

March 31, 2020 (Unaudited):
Municipal securities	$13,499	$5	$(308)	$13,196
Mortgage-backed securities and collateralized mortgage obligations	10,053	285	(18)	10,320
Corporate securities	5,309	-	(363)	4,946
	$28,861	$290	$(689)	$28,462

December 31, 2019:
U.S. government agency securities	$1,142	$-	$(36)	$1,106
Municipal securities	10,454	174	(5)	10,623
Mortgage-backed securities and collateralized mortgage obligations	10,816	69	(33)	10,852
Corporate securities	5,311	68	(1)	5,378
	$27,723	$311	$(75)	$27,959

Mortgage-backed securities and collateralized mortgage obligations consist of securities that are issued by Fannie Mae (“FNMA”), Freddie Mac (“FHLMC”), and Ginnie Mae (“GNMA”), and are collateralized by residential mortgages. U.S. Government and agency obligations include notes and bonds with both fixed and variable rates. Municipal securities consist of government obligations and revenue bonds. Corporate securities consist of variable rate bonds with large financial institutions.

Investment securities with carrying amounts of $9.5 million were pledged to secure advances and for other purposes required or permitted by law at March 31, 2020 and 2019, respectively.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2020 (unaudited) and December 31, 2019 and THE three months ended MARCH 31, 2020 and 2019 (unaudited)

3.	Securities (Continued)

The amortized cost and fair value of debt securities based on the contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	March 31, 2020 (Unaudited)		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	8,193	7,861	6,716	6,772
Due after five years through ten years	6,294	6,113	6,448	6,552
Due after ten years	4,321	4,168	3,743	3,783
Mortgage-backed securities and collateralized mortgage obligations	10,053	10,320	10,816	10,852
	$28,861	$28,462	$27,723	$27,959

During the three months ended March 31, 2020 the Company purchased $3.1 million of securities. During the three months ended March 31, 2020 the Company sold $1.4 million in securities with a gross realized gain of $1,835 and a gross realized loss of $20. The purchase and sales were a rebalancing of the investment portfolio that occurs when market conditions change. The Company did not sell or purchase securities for the three months ended March 31, 2019.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2020 (unaudited) and December 31, 2019 and THE three months ended MARCH 31, 2020 and 2019 (unaudited)

3.	Securities (Continued)

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position follows:

	Less than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
March 31, 2020 (Unaudited):
Municipal securities	(308)	9,748	-	-
Mortgage-backed securities and collateralized mortgage obligations	-	-	(18)	1,151
Corporate Securities	(363)	4,946	-	-
	$(671)	$14,694	$(18)	$1,151

December 31, 2019:
U.S. government agency securities	(36)	1,106	-	-
Municipal securities	(5)	1,885	-	-
Mortgage-backed securities and collateralized mortgage obligations	-	-	(33)	2,969
Corporate Securities	-	-	(1)	509
	$(41)	$2,991	$(34)	$3,478

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For the three months ended March 31, 2020 and 2019, the Company did not record an other-than-temporary impairment charge.

At March 31, 2020, one collateralized mortgage obligation was at a continuous loss position for more than twelve months. At March 31, 2020, twenty-three municipal securities and ten corporate securities were at a continuous loss for less than twelve months.

At December 31, 2019, five collateralized mortgage obligations and a corporate security were in a continuous loss position for more than twelve months. At December 31, 2019, one U.S. government agency security and three municipal securities were at a continuous loss for less than twelve months.

The mortgage-backed securities and collateralized mortgage obligations were issued by U.S. Government sponsored agencies. The municipal securities and corporate securities are rated investment grade by Standard and Poor’s BBB- or higher. All are paying in accordance with their terms with no deferrals of interest or defaults. Because the decline in fair value is attributable to changes in interest rates, not credit quality, and because management does not intend to sell and will not be required to sell these securities prior to recovery or maturity, no declines are deemed to be other-than-temporary. The short-term decline in the fair values is a result of market conditions related to the COVID-19 virus. Market values have since stabilized and as of April 30, 2020 the investment portfolio recognized an unrealized gain in investment fair values.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2020 (unaudited) and December 31, 2019 and THE three months ended MARCH 31, 2020 and 2019 (unaudited)

4.	LOANS

Net loans at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
	(Unaudited)
	(Dollars in Thousands)
Mortgage loans on real estate:
One-to four-family first lien residential	$96,337	$99,248
Residential construction	3,759	3,710
Home equity loans and lines of credit	9,151	9,109
Commercial	35,942	34,432
Total mortgage loans on real estate	145,189	146,499
Commercial and industrial	16,666	16,814
Consumer loans	2,239	1,876
Total loans	164,094	165,189
Allowance for loan losses	(1,299)	(1,241)
Net deferred loan origination costs	419	440
Net loans	$163,214	$164,388

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2020 (unaudited) and December 31, 2019 and THE three months ended MARCH 31, 2020 and 2019 (unaudited)

4.	LOANS (Continued)

Risk Characteristics of Portfolio Segments

The risk characteristics within the loan portfolio vary depending on the loan segment. Consumer loans generally are repaid from personal sources of income. Risks associated with consumer loans primarily include general economic risks such as declines in the local economy creating higher rates of unemployment. Those conditions may also lead to a decline in collateral values should the Company be required to repossess the collateral securing consumer loans. These economic risks also impact the commercial loan segment, however commercial loans are considered to have greater risk than consumer loans as the primary source of repayment is from the cash flow of the business customer. Real estate loans, including residential mortgages, commercial, and home equity loans, comprise approximately 88% of the portfolio at March 31, 2020 and 89% of the portfolio at December 31, 2019. Loans secured by real estate provide collateral protection and thus significantly reduce the inherent risk in the portfolio.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2020 (unaudited) and December 31, 2019 and THE three Months ended MARCH 31, 2020 and 2019 (unaudited)

4.	LOANS (Continued)

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings within the Company's internal risk rating system as of March 31, 2020 and December 31, 2019. There were $134,000 of doubtful accounts at March 31, 2020 and no doubtful accounts at December 31, 2019.

	March 31, 2020 (Unaudited)
	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Mortgage loans on real estate:
One-to four-family first lien residential	$96,337	$-	$-	$-	$96,337
Residential construction	3,759	-	-	-	3,759
Home equity loans and lines of credit	9,151	-	-	-	9,151
Commercial	32,663	-	3,279	-	35,942
Total mortgage loans on real estate	141,910	-	3,279	-	145,189
Commercial and industrial	16,053	154	325	134	16,666
Consumer loans	2,239	-	-	-	2,239
Total loans	$160,202	$154	$3,604	$134	$164,094

	December 31, 2019
	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Mortgage loans on real estate:
One-to four-family first lien residential	$99,248	$-	$-	$-	$99,248
Residential construction	3,710	-	-	-	3,710
Home equity loans and lines of credit	9,109	-	-	-	9,109
Commercial	31,072	58	3,302	-	34,432
Total mortgage loans on real estate	143,139	58	3,302	-	146,499
Commercial and industrial	16,214	565	35		16,814
Consumer loans	1,876	-	-	-	1,876
Total loans	$161,229	$623	$3,337	$-	$165,189

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2020 (unaudited) and December 31, 2019 and THE three months ended MARCH 31, 2020 and 2019 (unaudited)

4.	LOANS (Continued)

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date. An age analysis of past due loans, segregated by class of loans, are as follows:

	March 31, 2020 (Unaudited)
	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
One-to four-family first lien residential	$301	$859	$988	$2,148	$94,189	$96,337
Residential construction	-	-	-	-	3,759	3,759
Home equity loans and lines of credit	103	-	99	202	8,949	9,151
Commercial	296	-	-	296	35,646	35,942
Total mortgage loans on real estate	700	859	1,087	2,646	142,543	145,189
Commercial and industrial	185	132	122	439	16,227	16,666
Consumer loans	38	-	1	39	2,200	2,239
Total loans	$923	$991	$1,210	$3,124	$160,970	$164,094

	December 31, 2019
	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
One-to four-family first lien residential	$778	$946	$857	$2,581	$96,667	$99,248
Residential construction	-	-	-	-	3,710	3,710
Home equity loans and lines of credit	67	-	56	123	8,986	9,109
Commercial	245	120	-	365	34,067	34,432
Total mortgage loans on real estate	1,090	1,066	913	3,069	143,430	146,499
Commercial and industrial	52	-	-	52	16,762	16,814
Consumer loans	12	-	8	20	1,856	1,876
Total loans	$1,154	$1,066	$921	$3,141	$162,048	$165,189

Four loans totaling $122,000 migrated from 60-89 days past due to 90 Days or more past due. The loans were to a telecommunications company and are on non-accrual.

Loan Modification/Troubled Debt Restructurings

Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”), and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either December 31, 2020 or the 60th day after the end of the COVID-19 national emergency. Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. Lastly, prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2020 (unaudited) and December 31, 2019 and THE three months ended MARCH 31, 2020 and 2019 (unaudited)

4.	LOANS (Continued)

As of April 30, 2020, we had received requests to modify 190 loans aggregating $29.7 million, primarily consisting of the deferral of principal and interest payments for a 90-day period. Of these modifications, $29.7 million, or 100%, were performing in accordance with their modified terms. Details with respect to actual loan modifications are as follows:

Type of Loan	Number of Loans	Balance	Weighted Average Interest Rate
		(In thousands)
Mortgage loans on real estate:
One-to four-family first lien residential	101	$14,500	4.1%
Residential construction	-	-	-
Home equity loans and lines of credit	13	786	3.3%
Commercial	44	12,011	5.8%
Total mortgage loans on real estate	158	27,297	4.8%
Commercial and industrial	31	2,405	5.3%
Consumer loans	1	14	4.5%
Total loans	190	$29,716	4.9%

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2020 (unaudited) and December 31, 2019 and THE three months ended MARCH 31, 2020 and 2019 (unaudited)

4.	LOANS (Continued)

Nonaccrual loans, segregated by class of loan as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
	(Unaudited)
	(Dollars in Thousands)
Mortgage loans on real estate	$1,859	$1,671
Commercial and industrial	134	-
Consumer loans	1	-
Total nonaccrual loans	$1,994	$1,671

The increase in nonaccrual loans was mostly attributed to an increase in one-to four-family residential estate loans and several commercial and industrial loans at March 31, 2020.

The following table summarizes impaired loan information by portfolio class:

	March 31, 2020
	(Dollars in Thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Mortgage loans on real estate	$1,535	$1,535	$44
Commercial and industrial loans	134	134	46
	1,669	1,669	90
With no allowance recorded:
Mortgage loans on real estate	422	422	-
Commercial and industrial loans	-	-	-
	422	422	-

Total	$2,091	$2,091	$90

	December 31, 2019
	(Dollars in Thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Mortgage loans on real estate	$327	$327	$17
	327	327	17
With no allowance recorded:
Mortgage loans on real estate	1,417	1,417	-
	1,417	1,417	-

Total	$1,744	$1,744	$17

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2020 (unaudited) and December 31, 2019 and THE three months ended MARCH 31, 2020 and 2019 (unaudited)

4.	LOANS (Continued)

The following table presents the average recorded investment in impaired loans:

	March 31, 2020	December 31, 2019
	(Unaudited)
	(Dollars in Thousands)
Mortgage loans on real estate	$1,851	$1,919
Commercial and industrial loans	67	-
Total	$1,918	$1,919

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

As of March 31, 2018, the Company modified two commercial mortgage loans valued together at $1.0 million that are on non-accrual. We modified the terms to interest only for a two-year period. These TDRs are paying according to their modified terms and are classified as substandard and impaired at March 31, 2020.

The following table presents interest income recognized on impaired loans for the three months ended March 31, 2020 and 2019:

	March 31,
	2020	2019
	(Unaudited)
	(Dollars in Thousands)
Mortgage loans on real estate - commercial	$-	$6
Commercial and industrial loans	-	-
Total	$-	$6

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2020 (unaudited) and December 31, 2019 and THE three MONTHS ended MARCH 31, 2020 and 2019 (unaudited)

4.	LOANS (Continued)

The following tables summarize the activity in the allowance for loan losses for the three months ended March 31, 2020 and 2019.

	For the three months ended March 31, 2020
	(Dollars in Thousands)
	Mortgage Loans on Real Estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$945	$121	$17	$158	$1,241
Charge-offs	(14)	-	(8)	-	(22)
Recoveries	-	-	-	-	-
Provision	166	46	15	(147)	80
Ending balance	$1,097	$167	$24	$11	$1,299

	For the three months ended March 31, 2019
	(Dollars in Thousands)
	Mortgage Loans on Real Estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$933	$132	$17	$152	$1,234
Charge-offs	(162)	-	(7)	-	(169)
Recoveries	-	-	-	-	-
Provision	108	(29)	(2)	(42)	35
Ending balance	$879	$103	$8	$110	$1,100

In addition to utilizing quantitative loss factors, we will consider qualitative factors, such as changes in underwriting policies, current economic conditions, delinquency statistics, the adequacy of the underlying collateral and the financial strength of the borrower. All of these factors are likely to be affected by the COVID-19 pandemic. To the extent that we increased our allowance for loan losses as of March 31, 2020 and expect to do so for future periods due to the COVID-19 pandemic.

The charge-offs of $22,000 for the three months ended March 31, 2020 consisted of a $14,000 charge-off of a commercial real estate loan and a $8,000 charge-off of a consumer loan.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2020 (unaudited) and December 31, 2019 and THE three months ended MARCH 31, 2020 and 2019 (unaudited)

5.	COMPREHENSIVE INCOME (LOSS)

The balances and changes in the components of accumulated other comprehensive loss, net of tax, are as follows:

	For the three months ended March 31, 2020 (Unaudited)
	Unrealized Gains (Losses) on Available-for-Sale Securities	Net Losses on Pension Plan	Accumulated Other Comprehensive (Loss)
	(Dollars in Thousands)
Beginning balance	$186	$(2,284)	$(2,098)
Other comprehensive loss	(502)	-	(502)
Ending balance	$(316)	$(2,284)	$(2,600)

	For the three months ended March 31, 2019 (Unaudited)
	Unrealized Gains on Available-for-Sale Securities	Net Loss on Pension Plan	Accumulated Other Comprehensive (Loss) Gain
	(Dollars in Thousands)
Beginning balance	$(436)	$(2,748)	$(3,184)
Other comprehensive income	254	-	254
Ending balance	$(182)	$(2,748)	$(2,930)

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2020 (unaudited) and December 31, 2019 and THE three months ended MARCH 31, 2020 and 2019 (unaudited)

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2020 (unaudited) and December 31, 2019 and THE three months ended MARCH 31, 2020 and 2019 (unaudited)

6.	FAIR VALUE MEASUREMENT and FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

	Total	Level 1	Level 2	Level 3
	(In Thousands of Dollars)
Available-for-sale Securities:
March 31, 2020 (Unaudited):
Municipal securities	$13,196	$-	$13,196	$-
Mortgage-backed securities and collateralized mortgage obligations	10,320	-	10,320	-
Corporate securities	4,946	-	4,946	-
	$28,462	$-	$28,462	$-
December 31, 2019:
U.S. Government Agency Securities	$1,106	$-	$1,106	$-
Municipal securities	10,623	-	10,623	-
Mortgage-backed securities and collateralized mortgage obligations	10,852	-	10,852	-
Corporate securities	5,378	-	5,378	-
	$27,959	$-	$27,959	$-

There were no securities transferred out of level 2 securities available-for-sale during the three months ended March 31, 2020 or the year ended December 31, 2019.

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

Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at March 31, 2020 and December 31, 2019.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2020 (unaudited) and December 31, 2019 and THE three months ended MARCH 31, 2020 and 2019 (unaudited)

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2020 (unaudited) and December 31, 2019 and THE three months ended MARCH 31, 2020 and 2019 (unaudited)

6.	FAIR VALUE MEASUREMENT and FAIR VALUE OF FINANCIAL INSTRUMENTs (Continued)

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2020 and December 31, 2019 are as follows:

		Carrying	Fair
	Hierarchy	Amount	Value
	(In Thousands of Dollars)
March 31, 2020 (Unaudited):
Financial assets:
Cash and due from banks	Level 1	$4,607	$4,607
Securities available-for-sale	Level 2	28,462	28,462
Investment in FHLB stock	Level 2	2,956	2,956
Loans, net	Level 3	163,214	162,896
Accrued interest receivable	Level 1	837	837

		Carrying	Fair
	Hierarchy	Amount	Value
	(In Thousands of Dollars)
Financial liabilities:
Deposits	Level 1/2	151,323	152,468
Advances and borrowings from FHLB	Level 2	36,500	36,500
Accrued interest payable	Level 1	121	121
Advances from borrowers for taxes and insurance	Level 1	1,597	1,597

December 31, 2019:
Financial assets:
Cash and due from banks	Level 1	$3,094	$3,094
Securities available-for-sale	Level 2	27,959	27,959
Investment in FHLB stock	Level 2	2,820	2,820
Loans, net	Level 3	164,388	160,972
Accrued interest receivable	Level 1	799	799
Financial liabilities:
Deposits	Level 1/2	151,911	150,792
Advances and borrowings from FHLB	Level 2	32,900	32,900
Accrued interest payable	Level 1	106	106
Advances from borrowers for taxes and insurance	Level 1	2,234	2,234

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2020 (unaudited) and December 31, 2019 and THE three months ended MARCH 31, 2020 and 2019 (unaudited)

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2020 and December 31, 2019 were as follows:

	Total	Level 1	Level 2	Level 3
	(In Thousands of Dollars)
March 31, 2020 (Unaudited):
Impaired loans	$1,579	$-	$-	$1,579

December 31, 2019:
Impaired loans	$310	$-	$-	$310

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2020 (unaudited) and December 31, 2019 and THE three months ended MARCH 31, 2020 and 2019 (unaudited)

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
	valuation
	of property

At March 31, 2020, the fair value consists of impaired loan balances of $1.7 million net of valuation allowance of $90,000 and at December 31, 2019, the fair value consists of loan balances of $327,000, net of a valuation allowance of $17,000.

At March 31, 2020 and at December 31, 2019, the Company did not have foreclosed real estate.

Once a loan is foreclosed, the fair value of the real estate continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan. At March 31, 2020 and December 31, 2019, there was no foreclosed real estate whose carrying value was written down utilizing Level 3 inputs.

The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $637,000 at March 31, 2020 and December 31, 2019, respectively.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2020 (unaudited) and December 31, 2019 and THE three months ended MARCH 31, 2020 and 2019 (unaudited)

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

	March 31,	December 31,
	2020	2019
	(Unaudited)
	(In Thousands of Dollars)
Commitments to Grant Loans	$388	$816
Unfunded Commitments Under Lines of Credit	$6,057	$5,887

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2020 (unaudited) and December 31, 2019 and THE three months ended MARCH 31, 2020 and MARCH 31, 2019 (unaudited)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios set forth in the table below of total, Tier 1, and Tier 1 common equity capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of March 31, 2020, that the Bank met all capital adequacy requirements to which it is subject.

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

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a Bank’s Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. A financial institution can elect to be subject to this new definition. The federal banking agencies set the minimum capital for the Community Bank Leverage Ratio at 9.00%. Pursuant to the CARES Act, the federal banking agencies in April 2020 issued interim final rules to set the Community Bank Leverage Ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the Community Bank Leverage Ratio will increase to 8.5% for the calendar year. Community banks will have until Jan. 1, 2022, before the Community Bank Leverage Ratio requirement will return to 9%. The Bank elected not to adopt the Community Bank Leverage Ratio as of January 1, 2020.

As of March 31, 2020, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk- based, Tier 1 risk-based, Tier 1 common equity risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios as of March 31, 2020 and December 31, 2019 are as follows:

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2020 (unaudited) and December 31, 2019 and THE three months ended MARCH 31, 2020 and 2019 (unaudited)

8.	REGULATORY CAPITAL REQUIREMENTS (continued)

	Actual		Capital Adequacy Purposes		To be Well Capitalized Under Prompt and Corrective Action Provisions		Minimum Capital Adequacy with Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands of Dollars)
As of December 31, 2019 (Unaudited):
Total core capital to risk weighted assets	$22,679	16.75%	$10,832	8.00%	$13,540	10.00%	$14,217	10.50%
Tier 1 capital to risk weighted assets	21,380	15.79%	8,124	6.00%	10,832	8.00%	11,509	8.50%
Tier 1 common equity to risk weighted assets	21,380	15.79%	6,093	4.50%	8,801	6.50%	9,478	7.00%
Tier 1 capital to assets	21,380	10.15%	8,424	4.00%	10,530	5.00%	10,530	5.00%
As of December 31, 2018:
Total core capital to risk weighted assets	$22,427	16.32%	$10,992	8.00%	$13,740	10.00%	$14,427	10.50%
Tier 1 capital to risk weighted assets	21,186	15.42%	8,244	6.00%	10,992	8.00%	11,679	8.50%
Tier 1 common equity to risk weighted assets	21,186	15.42%	6,183	4.50%	8,931	6.50%	9,618	7.00%
Tier 1 capital to assets	21,186	10.10%	8,394	4.00%	10,493	5.00%	10,493	5.00%

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2020 (unaudited) and December 31, 2019 and THE three months ended MARCH 31, 2020 and 2019 (unaudited)

9.	EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan (SERP)

Beginning in 2016, the Bank established a SERP for its executive officers. All benefits provided under the SERP are unfunded and, as the executive officers retire, the Company will make a payment to the participant. At March 31, 2020 and December 31, 2019, the Company recorded $125,000 and $119,000, respectively for the SERP in other liabilities. For the three months ended March 31, 2020 and 2019, the expense included in employee benefits for the SERP totaled $6,000 and $9,000 respectively.

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

The following table presents the components of the net periodic pension plan cost for the Company’s Defined Benefit Pension Plan (the “Pension Plan”) for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
	(In thousands)
Service cost	$71	$71
Interest cost	110	119
Expected return on assets	(234)	(214)
Amortization of unrecognized loss	45	26
Net periodic pension benefit cost	$(8)	$2

The benefit obligation activity for the Pension Plan was calculated using an actuarial measurement date of January 1. Plan assets and the benefit obligations were calculated using an actuarial measurement date of December 31.

The Company will assess the need for future annual contributions to the Pension Plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. A contribution of $500,000 was made to the pension plan during the three months ended March 31, 2020

Employee stock ownership plan (“ESOP”)

Effective upon the completion of the Company's initial public stock offering in October 2017, the Bank established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $775,740 in proceeds from a term loan obtained from the Company to purchase 77,574 shares of common stock in the initial public offering at a price of $10.00 per share. The ESOP loan will be repaid principally from the Bank's contribution to the ESOP in annual payments through 2047 based on the prime rate of interest on the first business day each year. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Bank recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares would be recorded as a reduction of retained earnings and dividends on unallocated shares would be recorded as a reduction of debt. The Company recognized $5,695 for the three months ended March 31, 2020. At December 31, 2019, there were 71,820 shares not yet released having an aggregate market value of approximately $675,117. Participant vesting provisions for the ESOP are 20% per year and will be fully vested upon completion of six years of credited service. Eligible employees who were employed with the Bank shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

STOCK BASED COMPENSATION

A summary of the Company’s stock option activity and related information for its equity incentive plan for the three months ended March 31, 2020 is as follows:

	For the three months ended March 31, 2020
	Options	Weighted Average Exercise Price Per Share
Outstanding at the beginning of the period	47,500	$9.20

Grants	-	-

Exercised	-	-

Outstanding at period end	47,500	$9.20

Exercisable at quarter end	-	-

The grants to senior management and directors vest over a five-year period in equal installments, with the first installment vesting on the anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2024.

The compensation expense of the awards is based on the fair value of the instruments on the date of the grant.

The Company recorded compensation expense in the amount of $6,000 for the three months ended March 31, 2020. There were no grants of awards during the three months ended March 31, 2020.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of MARCH 31, 2020 (unaudited) and December 31, 2019 and THE three months ended MARCH 31, 2020 and 2019 (unaudited)

10.	EARNINGS PER SHARE COMMON

Basic and diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is net income to the Company. The Company has not granted any restricted stock awards or stock options and had no dilutive common stock equivalents during the three months ended March 31, 2020 and 2019. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three months ended March 31,
(In thousands of dollars except per share data, unaudited)	2020	2019

Basic and diluted earnings per common share:
Net income available to common stockholders	$177	$230
Weighted average common shares outstanding - basic and diluted	1,841,140	1,887,702
	$0.10	$0.12

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of March 31, 2020 (unaudited) and December 31, 2019 and THE three Months ended MARCH 31, 2020 and 2019 (unaudited)

11.	NON-INTEREST INCOME

The Company has included the following table regarding the Company's non-interest income for the periods presented:

	(Unaudited)
	For the Three Months Ended March 31,
	2020	2019
	(Dollars in Thousands)
Service fees
Deposit related fees	$9	$10
Loan servicing income	24	23
Total service fees	33	33
Income from financial services
Securities commission income	67	46
Insurance commission income	2	4
Total insurance and securities commission income	69	50
Card income
Debit card interchange fee income	25	21
ATM fees	5	5
Insufficient fund fees	40	25
Total card and insufficient funds income	70	51
Realized gain on sale of residential mortgage loans and available -for-sale securities
Realized gain on sales of residential mortgage loans	5	21
Realized net gain on available-for-sales securities	2	-
Bank owned life insurance	13	14
Other miscellaneous income	5	5
Total non-interest income	$197	$174

The Company recognizes revenue as it is earned. The following is a discussion of key revenues within the scope of the new revenue guidance:

•	Service fees – Revenue from fees on deposit accounts is earned at the time that the charge is assessed to the customer's account. Fee waivers are discretionary and usually reversed within the same reporting period as assessed.

•	Fee income – Fee income is earned through commissions and is satisfied over the time which the fee has been assessed.

•	Card income and insufficient funds fees – Card income consists of interchange fees from consumer debit card networks and other card related services. Interchange rates are set by the card networks. Interchange fees are based on purchase volumes and other factors and are recognized as transactions occur. Insufficient funds fees are satisfied at the time the charge is assessed to the customer's account.

•	Realized gains on sale of residential mortgage loans and available-for-sale securities are realized at the time the transaction occurs.

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

As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company could be subject to any of the following additional risks, any of which could have a material, adverse effect on its business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•	if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•	as a result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
•	changes in legislation or regulation, including government initiatives affecting the financial services industry, including, but not limited to, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act;
•	our cyber security risks are increased as the result of an increase in the number of employees working remotely;
•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•	FDIC premiums may increase if the agency experiences additional resolution costs.

The Company disclaims any obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect future events or developments.

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of demand accounts, NOW accounts, savings accounts, money market accounts, certificate of deposit accounts and borrowings. Our results of operations also are affected by non-interest income, our provision for loan losses and non-interest expense. Non-interest income consists primarily of fee income and service charges, income from our financial services division, earnings on bank owned life insurance and realized gains on sales of loans. Non-interest expenses consist primarily of compensation and employee benefits, core processing, premises and equipment, professional fees, postage and office supplies, FDIC premiums, advertising, and other expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities. For the three months ended March 31, 2020, we had net income of $177,000 compared to net income of $230,000 for the three months ended March 31, 2019. The period over period $53,000 decrease in net income was due to an increase in non-interest expense and an increase in the provision for loan losses partially offset by an increase in net interest income and an increase in non-interest income.

At March 31, 2020, we had $211.8 million in consolidated assets, an increase of $1.6 million, or 0.7%, from $210.2 million at December 31, 2019. During the first three months of 2020, we continued to focus on loan production, particularly with respect to commercial and industrial loans as well as commercial real estate loans.

COVID-19 Pandemic Response

General

Our financial condition and performance, as well as the ability of our borrowers to repay their loans, the value of collateral securing those loans, as well as demand for loans and other products and services that we offer, are all highly dependent on the business environment in the market areas in which we operate and in the United States as a whole. During the first quarter of 2020, an outbreak of a novel strain of coronavirus (“COVID-19”), which was originally identified in Wuhan, China, has spread to a number of countries around the world, including the United States. COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity and other economic activities have had, are currently having and may for some time continue to have a destabilizing effect on financial markets and economic activity. The COVID-19 pandemic has severely restricted the level of economic activity in the Bank’s market areas. In response to the COVID-19 pandemic, the New York State governor has taken preventative and protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed non-essential. These restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses, including among others, those in the travel, hospitality and food and beverage industries, and have resulted in a significant number of layoffs and furloughs of employees in the market areas in which we operate.

The Bank’s branches have remained open to serve our customers and local communities during the pandemic with strict social distancing protocols in place. We have encouraged our customers to visit us via drive-thru lanes and to utilize our mobile banking, online banking and ATM services to promote social distancing. In-person lobby visits are by appointment only. To protect the health of everyone, many employees are working remotely and cleaning protocols have been enhanced across all locations.

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). We are a qualified SBA lender and we enrolled in the PPP by completing the required documentation.

Paycheck Protection Program

An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.

As of April 30, 2020, we had received approximately 194 applications for up to $16.9 million of loans under the PPP. We intend to limit our investment in PPP loans to our current customers and to a lesser extent, non-customers in our local market area.

Loan Modification/Troubled Debt Restructurings

Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”), and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either December 31, 2020 or the 60th day after the end of the COVID-19 national emergency. Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. Lastly, prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act.

As of April 30, 2020, we had received requests to modify 190 loans aggregating $29.7 million, primarily consisting of the deferral of principal and interest payments for a 90-day period. Details with respect to actual loan modifications as of April 30, 2020 are as follows:

Type of Loan	Number of Loans	Balance	Weighted Average Interest Rate
		(In thousands)
Mortgage loans on real estate:
One-to four-family first lien residential	101	$14,500	4.1%
Residential construction	-	-	-
Home equity loans and lines of credit	13	786	3.3%
Commercial	44	12,011	5.8%
Total mortgage loans on real estate	158	27,297	4.8%
Commercial and industrial	31	2,405	5.3%
Consumer loans	1	14	4.5%
Total loans	190	$29,716	4.9%

Allowance for Loan Losses

In addition to utilizing quantitative loss factors, we will consider qualitative factors, such as changes in underwriting policies, current economic conditions, delinquency statistics, the adequacy of the underlying collateral and the financial strength of the borrower. All of these factors are likely to be affected by the COVID-19 pandemic. We increased our allowance for loan losses as of March 31, 2020 and expect to do so for future periods due to the COVID-19 pandemic.

Liquidity and Capital Resources

The Paycheck Protection Program Lending Facility (“Facility”), authorized under section 13(3) of the Federal Reserve Act, is intended to facilitate lending by eligible financial institutions to small businesses under the Paycheck Protection Program (“PPP Loans”) of the “CARES Act”. Under the Facility, the Federal Reserve Banks (“Reserve Banks”) will lend to eligible financial institutions on a non-recourse basis, taking PPP Loans as collateral. All depository institutions that originate PPP Loans are eligible to borrow under the Facility. Only PPP Loans guaranteed by the “SBA” are eligible to serve as collateral for the Facility. The maturity date of an extension of credit under the Facility will equal the maturity date of the PPP Loan pledged to secure the extension of credit. The maturity date of the Facility’s extension of credit will be accelerated if the underlying PPP Loan goes into default and the Bank sells the PPP Loan to the SBA to realize on the SBA guarantee. The maturity date of the Facility’s extension of credit also will be accelerated to the extent of any loan forgiveness reimbursement received by the eligible financial institutions from the SBA. Extensions of credit under the Facility will be made at a rate of 35 basis points. There are no fees associated with the Facility. PPP Loans pledged as collateral to secure extensions of credit under the Facility will be valued at the principal amount of the PPP Loan. The principal amount of an extension of credit under the Facility will be equal to the principal amount of the PPP Loan pledged as collateral to secure the extension of credit. Extensions of credit under the Facility are made without recourse to the Bank. Under section 1102 of the CARES Act, a PPP Loan will be assigned a risk weight of zero percent under the risk-based capital rules of the OCC.

As of April 30, 2020, the Bank has secured $11.6 million through the Paycheck Protection Program Lending Facility to fund PPP Loans. Additional PPP loans will also be funded through the Facility.

The Company has suspended its stock repurchase program to conserve liquidity during the COVID-19 pandemic crisis.

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

	For the Three Months Ended March 31,
	2020			2019
	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
	(In Thousands)
Interest-earning assets:

Loans	$164,983	$1,918	4.65%	$159,084	$1,886	4.74%
Available-for-sale securities	27,421	173	2.52%	27,014	176	2.61%
FHLB Stock	2,845	51	7.17%	2,868	52	7.25%
Other interest-earning assets	2,496	6	0.96%	1,312	7	2.13%
Total interest-earning assets	197,745	2,148	4.34%	190,278	2,121	4.46%
Noninterest-earning assets	12,862			8,258
Total assets	$210,607			$198,536

Interest-bearing liabilities:

NOW accounts	$14,910	$6	0.16%	$14,026	$6	0.17%
Regular savings and demand club accounts	22,008	6	0.11%	22,112	5	0.09%
Money market accounts	24,174	72	1.19%	15,053	31	0.82%
Certificates of deposit and retirement accounts	73,237	301	1.64%	77,786	385	1.97%
Total interest-bearing deposits	134,329	385	1.15%	128,977	426	1.32%
FHLB Borrowings	33,747	186	2.20%	34,257	199	2.32%
Total interest-bearing liabilities	168,076	571	1.36%	163,234	625	1.53%
Noninterest-bearing deposits	17,494			13,832
Other non-interest bearing liabilities	4,014			1,687
Total liabilities	189,584			178,753
Stockholders' equity	21,023			19,783
Total liabilities and stockholders' equity	$210,607			$198,536

Net interest income		$1,577			$1,496
Net interest rate spread (1)			2.99%			2.93%
Net interest-earning assets (2)	$29,669			$27,044
Net interest margin (3)			3.19%			3.14%
Average interest-earning assets to average interest-bearing liabilities	118%			117%

(1)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by total interest-earning assets.

(4)	Annualized.

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

	Three Months Ended March 31,
	2020 vs. 2019
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$70	$(38)	$32
Available-for-sale securities	3	(6)	(3)
FHLB Stock	-	(1)	(1)
Other interest-earning assets	6	(7)	(1)

Total interest-earning assets	$79	$(52)	$27

Interest-bearing liabilities:
NOW accounts	$-	$-	$-
Regular savings and demand club accounts	-	1	1
Money market accounts	-	41	41
Certificates of deposit and retirement accounts	-	(84)	(84)
Total deposits	-	(42)	(42)

FHLB Borrowings	18	(30)	(12)

Total interest-bearing liabilities	18	(72)	(54)

Change in net interest income	$61	$20	$81

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

Total assets increased $1.6 million, or 0.7%, to $211.8 million at March 31, 2020 from $210.2 million at December 31, 2019. The increase was primarily due to increases in cash and cash equivalents.

Loans decreased $1.2 million, or 0.7%, to $163.2 million at March 31, 2020 from $164.4 million at December 31, 2019, reflecting a decrease in residential real estate loans. Residential real estate loans decreased $2.9 million, or 2.9%, to $96.3 million at March 31, 2020, from $99.2 million at December 31, 2019. The decrease in residential real-estate loans was the result of not having a residential loan origination officer however subsequently one has been hired. Commercial real-estate loans increased $1.5 million, or 4.4%, to $35.9 million at March 31, 2020, from $34.4 million at December 31, 2019. In the first three months of 2020, we increased our portfolio of commercial real estate loans to increase earnings.

Securities available-for-sale increased by $503,000, or 1.8%, to $28.5 million at March 31, 2020 from $28.0 million at December 31, 2019. The increase was primarily due to purchases of $3.1 million in new securities, partially offset by principal repayments of $534,000, sales of $1.4 million, unrealized losses of $635,000 and premium amortization of $51,000. The new purchases included nine municipal bonds. The sales included one agency bond and two collateralized mortgage obligations. Net gain on the sales of securities for the three months ended March 31, 2020 totaled $2,000. The net gain of securities is the result of re-balancing our investment portfolio when market conditions are favorable.

Premises and equipment decreased by $39,000, or 0.7%, to $5.4 million at March 31, 2020, from December 31, 2019, due to depreciation of our buildings, furniture, fixtures and equipment.

Cash and cash equivalents increased $1.5 million, or 48.9%, to $4.6 million at March 31, 2020 from $3.1 million at December 31, 2019 due to a decrease in loan demand for the first quarter of 2020.

Total deposits decreased $588,000, or 0.4%, to $151.3 million at March 31, 2020 from $151.9 million at December 31, 2019. The decrease was primarily due to a decrease in certificates of deposit accounts partially offset by an increase in demand deposit and money market accounts. Certificates of deposit accounts decreased $7.9 million, or 10.3%, to $69.3 million at March 31, 2020, from $77.2 million at December 31, 2019. The decrease in certificates of deposit is due to a large number of jumbo certificates of deposit from other out of state depository institutions maturing. Demand deposit accounts increased $1.1 million, or 6.6%, to $17.8 million at March 31, 2020 from $16.7 million at December 31, 2019. Money market accounts increased $5.7 million, or 27.7%, to $26.5 million at March 31, 2020 from $20.7 million at December 31, 2019. The increase of demand deposit and money market accounts was primarily due to special advertising promotions and sales efforts during the first quarter of 2020 targeting commercial accounts in our new market of Madison County, New York.

Total borrowings from the FHLBNY increased $3.6 million, or 10.9%, to $36.5 million at March 31, 2020 from $32.9 million at December 31, 2019 as we increased borrowings to fund commercial loan growth.

Total stockholders’ equity decreased $313,000, or 1.5%, to $20.8 million at March 31, 2020 from $21.1 million at December 31, 2019. The decrease was primarily due to the investment portfolio accumulated other comprehensive loss which increased $502,000, or 23.9%, to $2.6 million at March 31, 2020 from $2.1 million at December 31, 2019 partially offset by net income of $177,000 and a decrease of unearned ESOP shares of $6,000 and an increase in additional paid-in capital of $6,000 related to the Company’s stock incentive plan.

Comparison of Operating Results for the Three Months Ended March 31, 2020 and 2019

General. Net income decreased $53,000, or 23.0%, to $177,000 for the three months ended March 31, 2020, from $230,000 for the three months ended March 31, 2019. The decrease was due to an increase in the provision for loan losses, and an increase in non-interest expense partially offset by increases in net interest income and non-interest income.

Interest Income. Interest income increased $27,000, or 1.3%, to $2.1 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Our average balance of interest-earning assets increased $7.5 million, or 3.9%, to $197.7 million for the three months ended March 31, 2020 from $190.3 million for the three months ended March 31, 2019 due primarily to increases in the average balance of loans and available-for-sale securities. The average yield on interest-earning assets decreased 12 basis points to 4.34% for the three months ended March 31, 2020 from 4.46% for the three months ended March 31, 2019 as our interest-earning assets repriced with the lower interest rate environment.

Interest income on loans increased $32,000, or 1.7%, to $1.9 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 due to the increase in the average balance of loans partially offset by a decrease in the average yield on loans. Our average balance of loans increased $5.9 million, or 3.7%, to $165.0 million for the three months ended March 31, 2020 from $159.1 million for the three months ended March 31, 2019. The increase in the average balance of loans resulted from our continued emphasis on growing our commercial real estate loan portfolio. Our average yield on loans decrease 9 basis points to 4.65% for the three months ended March 31, 2020 from 4.74% for the three months ended March 31, 2019, as our adjustable rate loans repriced with the declining interest rate environment.

Interest income on available-for-sale securities decreased $3,000, or 1.7%, to $173,000 for the three months ended March 31, 2020 from $176,000 for the three months ended March 31, 2019 due primarily to a decrease in the average yield of available-for-sale securities offset by an increase in the average balance of available-for- sale securities. The average yield we earned on available-for-sale securities decreased nine basis points to 2.52% for the three months ended March 31, 2020 from 2.61% for the three months ended March 31, 2019 primarily as a result of the repricing of floating rate securities to the three-month LIBOR in a declining interest rate environment. The average balance of available-for-sale securities increased $407,000, or 1.5%, to $27.4 million for the three months ended March 31, 2020 from $27.0 million for the three months ended March 31, 2019. The increase in the average balance of available-for-sale securities was due in part to the purchase of municipal bonds.

Interest Expense. Interest expense decreased $54,000, or 8.6%, to $571,000 for the three months ended March 31, 2020 from $625,000 for the three months ended March 31, 2019, due to a decrease in rate on deposits and borrowings partially offset by an increase in volume. Our average rate on interest-bearing liabilities decreased 17 basis points to 1.36% for the three months ended March 31, 2020 from 1.53% for the three months ended March 31, 2019 primarily as a result of the decrease in the average rate on certificate of deposits and borrowings. Our average balance of interest-bearing liabilities increased $4.8 million, or 3.0%, to $168.1 million for the three months ended March 31, 2020 from $163.2 million for the three months ended March 31, 2019 due primarily to increases in the average balance of deposits.

Interest expense on deposits decreased $41,000, or 9.6%, to $385,000 for the three months ended March 31, 2020 from $426,000 for the three months ended March 31, 2019 due to the decrease in the rate paid on deposits. The average rate paid on deposits decreased by 17 basis points to 1.15%, for the three months ended March 31, 2020 from 1.32% for the three months ended March 31, 2019, primarily reflecting lower rates paid on certificates of deposit and CDARS certificates of deposit. The average rate of certificates of deposit decreased by 33 basis points to 1.64% for the three months ended March 31, 2020 from 1.97% for the three months ended March 31, 2019. The average balance of certificates of deposit decreased by $4.5 million or, 5.8%, to $73.2 million for the three months ended March 31, 2020 from $77.8 million for the three months ended March 31, 2019 due to the declining interest rate environment. The average rate paid on money market accounts increased 37 basis points for the three months ended March 31, 2020 to 1.19% from 0.82% for the three months ended March 31, 2019.

Interest expense on borrowings decreased $13,000, or 6.5%, to $186,000 for the three months ended March 31, 2020 from $199,000 for the three months ended March 31, 2019. The decrease in interest expense on borrowings reflected the decrease in the average rate of FHLBNY borrowings which decreased by 12 basis points to 2.20% for the three months ended March 31, 2020 from 2.32% for the three months ended March 31, 2019. The average balance of borrowings with the FHLBNY decreased in the first quarter of 2020 as compared to the first quarter of 2019 by $510,000, or 1.5%, to $33.7 million for the three months ended March 31, 2020 from $34.2 million for the three months ended March 31, 2019. FHLBNY borrowings decreased as the average balances of our interest-bearing and noninterest-bearing deposit accounts increased. The average rate on FHLBNY borrowings decreased due to a declining interest rate environment.

Net Interest Income. Net interest income increased $81,000, or 5.4%, to $1.6 million for the three months ended March 31, 2020 from $1.5 million for the three months ended March 31, 2019, primarily as a result of the growth in net interest-earning assets which increased $2.6 million, or 9.7%, to $29.7 million for the three months ended March 31, 2020 from $27.0 million for the three months ended March 31, 2019. Our net interest rate spread increased by six basis points to 2.99% for the three months ended March 31, 2020 from 2.93% for the three months ended March 31, 2019, and our net interest margin increased by five basis points to 3.19% for the three months ended March 31, 2020 from 3.14% for the three months ended March 31, 2019, primarily due to an increase in the average balance of interest earning assets which outpaced the increase in the average balance of interest bearing liabilities.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses for the three months ended March 31, 2020 of $80,000 compared to a $35,000 provision for loan losses for the three months ended March 31, 2019. The increase in the provision for the three months ended March 31, 2020 was the result of the latest evaluation of our loan portfolio. The increase in the provision was primarily due to an increase in the general provision related to the significant deterioration in the economic conditions as a result of the COVID-19 global pandemic. We experienced net charge-offs of $22,000 of which $14,000 was related to two commercial real estate loan for the three months ended March 31, 2020. There were $169,000 charge-offs in the first quarter of 2019. The allowance for loan losses was $1.3 million, or 0.79% of net loans outstanding, at March 31, 2020, $1.2 million, or 0.75% of net loans outstanding, at December 31, 2019 and $1.1 million, or 0.68% of net loans outstanding, at March 31, 2019.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate for the three months ended March 31, 2020 and March 31, 2019. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-Interest Income. Non-interest income increased $23,000, or 13.2%, to $197,000 for the three months ended March 31, 2020 from $174,000 for the three months ended March 31, 2019. The increase was primarily due to an increase in income from financial services and fee income offset by a decrease in net gains on sale of residential real estate. Income from financial services increase $19,000 or, 38%, to $69,000 for the three months ended March 31, 2020 from $50,000 for the three months ended March 31, 2019. Fee income increased $19,000, or 33.9%, to $75,000 for the three months ended March 31, 2020 from $56,000 for the three months ended March 31, 2019. Net gains on the sale of residential real estate decreased by $16,000, or 76.2%, to $5,000 for the three months ended March 31, 2020 from $21,000 for the three months ended March 31, 2019. The increase in financial services income was due to an increase in assets under management. Fee income increased because of our promotions targeting transaction accounts and our new market in Madison County, New York in the first quarter of 2020. Net gains on the sale of residential real estate decreased as a result of a decrease in loans originated. We did not have a residential loan origination officer in 2019 but have since hired one.

Non-Interest Expense. Non-interest expense increased by $128,000, or 9.5%, to $1.5 million for the three months ended March 31, 2020 from $1.4 million for the three months ended March 31, 2019. The increase was primarily due to increased expenses related to, compensation and employee benefits, premises and equipment, and advertising partially offset by a decrease in core processing and professional fees. Compensation and employee benefits increased $65,000, or 9.0%, to $785,000 for the three months ended March 31, 2020 from $720,000 for the three months ended March 31, 2019. The increase in compensation and employee benefits was the result of staffing our new Bridgeport branch in Madison County, New York beginning in the fourth quarter of 2019. Premises and equipment expense increased by $75,000, or 61.5%, to $197,000 for the three months ended March 31, 2020 from $122,000 for the three months ended March 31, 2019. The increase was primarily due to depreciation and maintenance expenses related to the opening of our Bridgeport branch in the fourth quarter of 2019. Advertising increased 50.0% to $72,000, for the three months ended March 31, 2020, as compared to the prior year’s first quarter, as we focused on marketing in Madison County for our new location in Bridgeport, New York. Core processing decreased by $16,000, or 8.1%, to $182,000 for the three months ended March 31, 2020 from $198,000 for the three months ended March 31, 2019. The decrease in core processing was the result of bringing our call center in-house from being outsourced in 2019. Professional fees decreased by $20,000, or 23.3%, to $66,000 for the three months ended March 31, 2020, from $86,000 for the three months ended March 31, 2019. Professional fees were higher in the first quarter of 2019 due to the adoption of our equity incentive plan and fees related to the receipt of the consent of our former public accounting firm in connection with the filing of the 2018 Annual Report on Form 10-K with the Securities and Exchange Commission.

Income Tax Expense. We incurred income tax expense of $35,000 and $51,000 for the three months ended March 31, 2020 and 2019, respectively, resulting in effective tax rates of 16.5% and 18.2%, respectively. The decrease in income tax expense for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 is calculated projecting the income before tax for the year 2020 and the evaluation of our temporary and permanent tax differences.

Non-Performing Assets

We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings. Non-performing assets, including non-performing loans, totaled $2.1 million or 1.0% of total assets, at March 31, 2020 and $1.9 million, or 0.90% of total assets, at December 31, 2019 due to increased non-accrual loans in residential real estate and commercial loans. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated. We have two commercial real estate loans totaling $939,000 at March 31, 2020 that are non-accruing troubled debt restructurings included in the table below and paying as agreed at the dates indicated.

	At March 31, 2020	At December 31, 2019
	(Unaudited)
	(Dollars in thousands)
Non-accrual loans:
Residential:
One- to four-family	$821	$709
Home equity loans and lines of credit	99	-
Construction	-	-
Commercial real estate	939	962
Commercial and industrial	134	-
Consumer and other	1	-
Total non-accrual loans	$1,994	$1,671

Accruing loans 90 days or more past due:
Residential:
One- to four-family	122	148
Home equity loans and lines of credit	-	56
Construction	-	-
Commercial real estate	-	-
Commercial and industrial	-	-
Consumer and other	-	8
Total accruing loans 90 days or more past due	$122	$212
Total non-performing loans	2,116	1,883
Real estate owned	-	-
Total non-performing assets	$2,116	$1,883

Other non-performing loans to total loans	1.29%	1.14%
Total non-performing loans to total assets	1.00%	0.90%
Total non-performing assets to total assets	1.00%	0.90%

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the Three Months Ended March 31,
	2020	2019
	(Unaudited)
	(Dollars in thousands)
Balance at beginning of period	$1,241	$1,234

Charge-offs:
Residential:
One- to four-family	-	146
Home equity loans and lines of credit	-	-
Construction	-	16
Commercial real estate	14	-
Commercial and industrial	-	-
Consumer and other	8	7
Total charge-offs	22	169

Recoveries:
Residential:
One- to four-family	-	-
Home equity loans and lines of credit	-	-
Construction	-	-
Commercial real estate	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total recoveries	-	-

Net charge-offs	22	169
Provision for loan losses	80	35

Balance at end of period	$1,299	$1,100

Ratios:
Net charge-offs to average loans outstanding	0.01%	0.11%
Allowance for loan losses to non-performing loans at end of period	61.39%	182.42%
Allowance for loan losses to total loans at end of period	0.79%	0.68%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from calls, maturities, and sales of securities. We also have the ability to borrow from the FHLBNY. At March 31, 2020, we had a $86.5 million line of credit with the FHLBNY and a $2.5 million line of credit with Zions Bank. At March 31, 2020, we had $36.5 million in outstanding borrowings from the FHLBNY. We have not borrowed against the line of credit with Zions Bank during the three months ended March 31, 2020.

The Board of Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2020.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which includes cash and due from banks. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At March 31, 2020, cash and cash equivalents totaled $4.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $28.5 million at March 31, 2020.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year at March 31, 2020, totaled $52.3 million, or 34.5%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLBNY advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At March 31, 2020, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at March 31, 2020. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2020, we had outstanding commitments to originate loans of $388,000. We anticipate that we will have sufficient funds available to meet our current lending commitments.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

As of March 31, 2020, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares of its common stock during the quarter ended March 31, 2020.

The Company’s Board of Directors authorized its first stock repurchase program on October 21, 2018 to acquire up to 98,946 shares, or 5.0% of the Company’s then outstanding common stock. As of March 31, 2020, 32,982 shares of common stock remained to repurchased under the program. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101	The following materials from Seneca Financial Corp. Form 10-Q for the three months ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition (iii) the Consolidated Statements of Comprehensive Income (loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENECA FINANCIAL CORP.
(registrant)

May 15, 2020	/s/ Joseph G. Vitale
Joseph G. Vitale
President and Chief Executive Officer

May 15, 2020	/s/ Vincent J. Fazio
Vincent J. Fazio
Executive Vice President and Chief Financial Officer

