Form 10-Q
period 2020-06-30
Seneca Financial Corp.
filed 2020-08-14
CIK 1708715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 13, 2020, there were 1,912,959 shares issued and outstanding of the registrant’s common stock.

SENECA FINANCIAL CORP.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except shares and per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Cash and cash equivalents	$10,296	$3,094
Securities, available-for-sale	37,635	27,959
Loans, net of allowance for loan losses of $1,433 and $1,241	174,114	164,388
Federal Home Loan Bank of New York stock, at cost	2,957	2,820
Premises and equipment, net	5,306	5,414
Bank owned life insurance	2,518	2,492
Pension assets	2,831	2,831
Accrued interest receivable	1,072	799
Other assets	1,092	441
Total assets	$237,821	$210,238

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$26,459	$16,719
Interest bearing	132,417	135,192
Total Deposits	158,876	151,911
Federal Home Loan Bank advances and Payroll Protection Liquidity Facility	51,504	32,900
Advances from borrowers for taxes and insurance	2,533	2,234
Other liabilities	3,097	2,124
Total liabilities	216,010	189,169
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized and unissued
Common stock, $0.01 par value, 19,000,000 shares authorized, 1,978,923 shares issued and 1,912,959 shares outstanding at June 30, 2020 and December 31, 2019	9	9
Additional paid-in capital	7,870	7,858
Treasury stock, at cost (65,964 shares at June 30, 2020 and December 31, 2019)	(579)	(579)
Retained earnings	16,896	16,604
Unearned ESOP shares, at cost	(713)	(725)
Accumulated other comprehensive loss	(1,672)	(2,098)
Total stockholders' equity	21,811	21,069
Total liabilities and stockholders' equity	$237,821	$210,238

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
INTEREST INCOME
Loans, including fees	$1,961	$1,974	$3,879	$3,860
Securities	234	219	458	447
Other	2	4	8	11
Total interest income	2,197	2,197	4,345	4,318
INTEREST EXPENSE
Deposits	300	445	685	871
Advances and borrowings	199	216	385	415
Total interest expense	499	661	1,070	1,286
Net interest income	1,698	1,536	3,275	3,032
PROVISION FOR LOAN LOSSES	180	55	260	90
Net interest income after provision for loan losses	1,518	1,481	3,015	2,942
NON-INTEREST INCOME
Service fees	28	34	61	67
Income from financial services	59	99	128	149
Fee income	52	68	127	124
Earnings on bank-owned life insurance	14	13	27	27
Net gains on sales of available-for-sale securities	33	-	35	-
Net gains on sale of residential mortgage loans	63	14	68	35
Total non-interest income	249	228	446	402
NON-INTEREST EXPENSE
Compensation and employee benefits	817	767	1,602	1,487
Core processing	161	136	343	334
Premises and equipment	162	129	359	251
Professional fees	136	128	202	214
Postage & office supplies	25	25	59	53
FDIC premiums	24	16	37	29
Advertising	61	45	133	93
Mortgage recording tax	-	(76)	-	(75)
Director fees	29	36	73	80
FHLB pre-payment penalty on term advance	108	-	108	-
Other	93	115	182	209
Total non-interest expense	1,616	1,321	3,098	2,675
Income before provision for income taxes	151	388	363	669
PROVISION FOR INCOME TAXES	36	73	71	124
Net income	$115	$315	$292	$545

Net income per common shares - basic and diluted	$0.06	$0.17	$0.16	$0.29

The accompanying notes are an integral part of these consolidated statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NET INCOME	$115	$315	$292	$545

OTHER COMPREHENSIVE INCOME, BEFORE TAX
Available-for-sale securities:
Unrealized holding gains arising during period	1,175	360	540	681

Less reclassification adjustment for net gains included in net income	(33)	-	(35)	-

Net unrealized gains on available-for-sale securities	1,142	360	505	681

Defined benefit pension plan:
Net gains arising during the period	-	-	-	-
Less reclassification of amortization of net losses recognized in net pension expense	-	-	-	-

Net changes in defined benefit pension plan	-	-	-	-

OTHER COMPREHENSIVE INCOME, BEFORE TAX	1,142	360	505	681

Tax effect	214	77	79	144

OTHER COMPREHENSIVE INCOME, NET OF TAX	928	283	426	537

TOTAL COMPREHENSIVE INCOME	$1,043	$598	$718	$1,082

The accompanying notes are an integral part of these consolidated statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)

						Accumulated
		Additional			Unearned	Other
	Common	Paid-In	Treasury	Retained	ESOP	Comprehensive	Total
	Stock	Capital	Stock	Earnings	Shares	Loss	Equity
THREE MONTHS ENDED JUNE 30, 2020

BALANCE, APRIL 1, 2020	$9	$7,864	$(579)	$16,781	$(719)	$(2,600)	$20,756
Net income	-	-	-	115	-	-	115
Other comprehensive income	-	-	-	-	-	928	928
ESOP shares committed to be released (646 shares)	-	-	-	-	6	-	6
Stock-based compensation	-	6	-	-	-	-	6

BALANCE, JUNE 30, 2020	$9	$7,870	$(579)	$16,896	$(713)	$(1,672)	$21,811

THREE MONTHS ENDED JUNE 30, 2019

BALANCE, APRIL 1, 2019	$9	$7,846	$(148)	$15,717	$(741)	$(2,930)	$19,753
Net income	-	-	-	315	-	-	315
Other comprehensive loss	-	-	-	-	-	283	283
Purchase of treasury shares at cost (27,048)	-	-	(233)	-	-	-	(233)
ESOP shares committed to be released (646 shares)	-	-	-	-	7	-	7

BALANCE, JUNE 30, 2019	$9	$7,846	$(381)	$16,032	$(734)	$(2,647)	$20,125

						Accumulated
		Additional			Unearned	Other
	Common	Paid-In	Treasury	Retained	ESOP	Comprehensive	Total
	Stock	Capital	Stock	Earnings	Shares	Loss	Equity
SIX MONTHS ENDED JUNE 30, 2020

BALANCE, JANUARY 1, 2020	$9	$7,858	$(579)	$16,604	$(725)	$(2,098)	$21,069
Net income	-	-	-	292	-	-	292
Other comprehensive income	-	-	-	-	-	426	426
ESOP shares committed to be released (1,294 shares)	-	-	-	-	12	-	12
Stock-based compensation	-	12	-	-	-	-	12
BALANCE, JUNE 30, 2020	$9	$7,870	$(579)	$16,896	$(713)	$(1,672)	$21,811

SIX MONTHS ENDED JUNE 30, 2019

BALANCE, JANUARY 1, 2019	$9	$7,846	$-	$15,487	$(747)	$(3,184)	19,411
Net income	-	-	-	545	-	-	545
Other comprehensive loss	-	-	-	-	-	537	537
ESOP shares committed to be released (1,294 shares)	-	-	-	-	13	-	13
Purchase of treasury shares at cost (44,509 shares)	-	-	(381)	-	-	-	(381)
BALANCE, JUNE 30, 2019	$9	$7,846	$(381)	$16,032	$(734)	$(2,647)	$20,125

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$292	$545
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	179	107
Provision for loan losses	260	90
Net amortization of premiums and discounts on securities	127	105
Gain on sale of residential mortgage loans	(68)	(35)
Proceeds from sale of residential mortgage loans	2,574	1,441
Loans originated and sold	(2,506)	(1,406)
Gain on sale of available-for-sale securities	(35)	-
Amortization of deferred loan fees	(70)	13
ESOP compensation expense	12	13
Stock based compensation expense	12	-
Earnings on investment in bank owned life insurance	(27)	(27)
(Increase) decrease in accrued interest receivable	(273)	8
Increase in other assets	(651)	(504)
Increase in other liabilities	860	60
Net cash flow provided by operating activities	686	410
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in securities available-for-sale:
Proceeds from calls and maturities	-	280
Proceeds from sales	3,332	1,795
Principal repayments	1,384	874
Purchases	(13,944)	(1,991)
Purchase of Federal Home Loan Bank of New York stock	(558)	(830)
Redemption of Federal Home Loan Bank of New York stock	421	547
Loan originations and principal collections, net	(9,916)	(9,542)
Purchases of premises and equipment	(71)	(1,014)
Net cash flow used in investing activities	(19,352)	(9,881)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	6,965	3,973
Increase in advances from borrowers for taxes and insurance	299	641
Purchase of treasury stock	-	(381)
Proceeds from the Payroll Protection Liquidity Facility	17,104	-
Repayment of long-term FHLB advances	(1,100)	(4,000)
Proceeds from long-term FHLB advances	5,500	10,500
Decrease in short-term FHLB advances	(2,900)	(1,000)
Net cash flow provided by financing activities	25,868	9,733
Net change in cash and cash equivalents	7,202	262
CASH AND CASH EQUIVALENTS - beginning of year	3,094	3,470
CASH AND CASH EQUIVALENTS - end of year	$10,296	$3,732
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and borrowed funds	$602	$1,223
Income taxes	$35	$125
Transfer of loans to other real estate owned	$-	$220

The accompanying notes are an integral part of these consolidated statements.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of JUNE 30, 2020 (unaudited) and December 31, 2019 and THE three AND SIX MONTHS ended JUNE 30, 2020 and 2019 (unaudited)

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

The accompanying unaudited financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the consolidated financial position of the Company as of June 30, 2020 and the results of its operations and its cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Form 10-K of the Company.

The results of operations at and for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year or any other period.

The United States, as well as many countries around the world, are presently in the midst of a global health emergency related to a virus, commonly known as Novel Coronavirus (COVID-19). The overall consequences of COVID-19 on a global, national, regional and local level are unknown, but it has the potential to result in a significant negative economic impact. The full impact of this situation on the Company and its future results and financial position is not presently determinable.

Use of Estimates – The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the estimation of fair values, pension plan and valuation allowances associated with the realization of deferred tax assets, which are based on future taxable income.

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

2.	RECENT ACCOUNTING PRONOUNCEMENTS

The following accounting standard was adopted in the first quarter ended March 31, 2020:

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of JUNE 30, 2020 (unaudited) and December 31, 2019 and THE three AND SIX months ended JUNE 30, 2020 and 2019 (unaudited)

2.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

In July 2019, the FASB decided to add a project to its technical agenda to propose staggered effective dates for certain accounting standards, including ASU 2016-13. The FASB has proposed an approach that ASU 2016-13 will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Company, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. For all other entities, including smaller reporting companies like the Company, ASU 2016-13 will be effective for fiscal years beginning after January 1, 2023, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies). The FASB approved the proposal in October 2019. The Company is currently a smaller reporting company, and the Company’s expected adoption date for ASU 2016-13 will change from fiscal years beginning after December 15, 2019 to fiscal years beginning after January 1, 2023, including interim periods within those fiscal years.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of JUNE 30, 2020 (unaudited) and December 31, 2019 and THE three AND SIX months ended JUNE 30, 2020 and 2019 (unaudited)

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

In June 2020, the FASB issued No. ASU 2020-05, Coronavirus Disease 2019 (COVID-19) in response to the pandemic which has adversely affected the global economy and caused significant and widespread business and capital market disruptions. The FASB is committed to supporting and assisting stakeholders during this difficult time. The FASB is issuing this Update as a limited deferral of the effective dates of the following Updates (including amendments issued after the issuance of the original Update) to provide immediate, near-term relief for certain entities for whom these Updates are either currently effective or imminently effective: 1. Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (Revenue) 2. Accounting Standards Update No. 2016-02, Leases (Topic 842) (Leases). The Company plans to defer Leases to fiscal years beginning after December 15, 2021. The Company currently does not lease equipment or buildings and does not anticipate a material effect on the Company’s Financial statements.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of JUNE 30, 2020 (unaudited) and December 31, 2019 and THE three AND SIX months ended JUNE 30, 2020 and 2019 (unaudited)

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of JUNE 30, 2020 (unaudited) and December 31, 2019 and THE three AND SIX Months ended JUNE 30, 2020 and 2019 (unaudited)

3.	Securities

The amortized cost and fair values of securities, with gross unrealized gains and losses are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:

June 30, 2020 (Unaudited):
Municipal securities	$21,171	$593	$-	$21,764
Mortgage-backed securities and collateralized mortgage obligations	10,382	200	(27)	10,555
Corporate securities	5,306	41	(31)	5,316
	$36,859	$834	$(58)	$37,635

December 31, 2019:
U.S. government agency securities	$1,142	$-	$(36)	$1,106
Municipal securities	10,454	174	(5)	10,623
Mortgage-backed securities and collateralized mortgage obligations	10,816	69	(33)	10,852
Corporate securities	5,311	68	(1)	5,378
	$27,723	$311	$(75)	$27,959

Mortgage-backed securities and collateralized mortgage obligations consist of securities that are issued by Fannie Mae (“FNMA”), Freddie Mac (“FHLMC”), and Ginnie Mae (“GNMA”), and are collateralized by residential mortgages. U.S. Government and agency obligations included notes and bonds with both fixed and variable rates. Municipal securities consist of government obligations and revenue bonds. Corporate securities consist of variable rate bonds with large financial institutions.

Investment securities with carrying amounts of $9.6 million and $8.5 million were pledged to secure advances and for other purposes required or permitted by law at June 30, 2020 and 2019, respectively.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of JUNE 30, 2020 (unaudited) and December 31, 2019 and THE three AND SIX months ended JUNE 30, 2020 and 2019 (unaudited)

3.	Securities (Continued)

The amortized cost and fair value of debt securities based on the contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$7,211	$7,217	$-	$-
Due after one year through five years	8,414	8,569	6,716	6,772
Due after five years through ten years	6,292	6,560	6,448	6,552
Due after ten years	4,560	4,734	3,743	3,783
Mortgage-backed securities and collateralized mortgage obligations	10,382	10,555	10,816	10,852
	$36,859	$37,635	$27,723	$27,959

During the three months ended June 30, 2020 the Company purchased $7.7 million of securities. During the six months ended June 30, 2020 the Company purchased $13.9 million of securities. During the three months ended June 30, 2020 the Company sold $1.9 million of securities. During the six months ended June 30, 2020 the Company sold $3.3 million in securities with a gross realized gain of $35,000 and no realized loss. The purchases and sales were a rebalancing of the investment portfolio that occurs when market conditions change. The Company during the six months ended June 30, 2019 purchased $2.0 million of securities. During the six months ended June 30, 2019 the Company sold $1.8 million of securities with a gross unrealized gain of $6,000 and a gross unrealized loss of $5,000.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of JUNE 30, 2020 (unaudited) and December 31, 2019 and THE three AND SIX months ended JUNE 30, 2020 and 2019 (unaudited)

3.	Securities (Continued)

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position follows:

	Less than or equal to Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2020 (Unaudited):
Municipal securities	$-	$-	$-	$-
Mortgage-backed securities and collateralized mortgage obligations	(27)	4,038	-	-
Corporate Securities	(31)	3,974	-	-
	$(58)	$8,012	$-	$-

December 31, 2019:
U.S. government agency securities	$(36)	$1,106	$-	$-
Municipal securities	(5)	1,885	-	-
Mortgage-backed securities and collateralized mortgage obligations	-	-	(33)	2,969
Corporate Securities	-	-	(1)	509
	$(41)	$2,991	$(34)	$3,478

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For the three and six months ended June 30, 2020 and 2019, the Company did not record an other-than-temporary impairment charge.

At June 30, 2020, no securities were at a continuous loss position for more than twelve months. At June 30, 2020, three mortgage-backed and eight corporate securities were at a continuous loss for less than twelve months.

At December 31, 2019, five collateralized mortgage obligations and a corporate security were in a continuous loss position for more than twelve months. At December 31, 2019, one U.S. government agency security and three municipal securities were at a continuous loss for less than twelve months.

The mortgage-backed securities and collateralized mortgage obligations were issued by U.S. Government sponsored agencies. The municipal securities and corporate securities are rated investment grade by Standard and Poor’s BBB- or higher. All are paying in accordance with their terms with no deferrals of interest or defaults. Because the decline in fair value is attributable to changes in interest rates, not credit quality, and because management does not intend to sell and will not be required to sell these securities prior to recovery or maturity, no declines are deemed to be other-than-temporary. The short-term decline in the fair values is a result of market conditions related to the COVID-19 virus. Corporate securities at a Continuous Loss for less then twelve months are adjustable rate and the change in market values are due to a change in interest rate not credit Quality. Market values have since stabilized and as of June 30, 2020 the investment portfolio recognized an unrealized gain in investment fair values.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of JUNE 30, 2020 (unaudited) and December 31, 2019 and THE three AND SIX months ended JUNE 30, 2020 and 2019 (unaudited)

4.	LOANS

Net loans at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Mortgage loans on real estate:
One-to four-family first lien residential	$93,376	$99,248
Residential construction	3,762	3,710
Home equity loans and lines of credit	8,559	9,109
Commercial	34,963	34,432
Total mortgage loans on real estate	140,660	146,499
Commercial and industrial	32,948	16,814
Consumer loans	2,248	1,876
Total loans	175,856	165,189
Allowance for loan losses	(1,433)	(1,241)
Net deferred loan origination (fees) and costs	(309)	440
Net loans	$174,114	$164,388

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of JUNE 30, 2020 (unaudited) and December 31, 2019 and THE three AND SIX months ended JUNE 30, 2020 and 2019 (unaudited)

4.	LOANS (Continued)

Risk Characteristics of Portfolio Segments

The risk characteristics within the loan portfolio vary depending on the loan segment. Consumer loans generally are repaid from personal sources of income. Risks associated with consumer loans primarily include general economic risks such as declines in the local economy creating higher rates of unemployment. Those conditions may also lead to a decline in collateral values should the Company be required to repossess the collateral securing consumer loans. These economic risks also impact the commercial loan segment, however commercial loans are considered to have greater risk than consumer loans as the primary source of repayment is from the cash flow of the business customer. Real estate loans, including residential mortgages, commercial, and home equity loans, comprise approximately 80% of the portfolio at June 30, 2020 and 89% of the portfolio at December 31, 2019. Loans secured by real estate provide collateral protection and thus significantly reduce the inherent risk in the portfolio . The $18.1 million PPP loans that we have originated as of June 30, 2020 are 100% guaranteed by the Small Business Administration (“SBA”), and are classified as commercial and industrial loans.

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

Description of Credit Quality Indicators

Real estate, commercial and consumer loans are assigned a "Pass" rating unless a loan has demonstrated signs of weakness as indicated by the ratings below:

•	Special Mention: The relationship is protected but is potentially weak. These assets may constitute an undue and unwarranted credit risk but not to the point of justifying a substandard rating. All loans 60 days past due are classified Special Mention . The loan is not upgraded until it has been current for six months. Special mention loans excluded deferred loans due to the COVID-19 pandemic. Customers who were unemployed due to the COVID-19 pandemic and were current on their loan payments were able to request a deferral of payments for 90 days.

•	Substandard: The relationship is inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledge, if any. Assets so classified have a well-defined weakness or a weakness that jeopardized the liquidation of the debt. All loans 90 days past due are classified Substandard. The loan is not upgraded until it has been current for six consecutive months.

•	Doubtful: The relationship has all the weaknesses inherent in substandard with the added characteristic that the weaknesses make collection based on currently existing facts, conditions, and value, highly questionable or improbable. The possibility of some loss is extremely high.

•	Loss: Loans are considered uncollectible and of such little value that continuance as bankable assets are not warranted. It is not practicable or desirable to defer writing off this basically worthless asset even though partial recovery may be possible in the future.

The risk ratings are evaluated at least annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial, real estate or consumer loans.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of JUNE 30, 2020 (unaudited) and December 31, 2019 and THE three AND SIX Months ended JUNE 30, 2020 and 2019 (unaudited)

4.	LOANS (Continued)

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings within the Company's internal risk rating system as of June 30, 2020 and December 31, 2019. There were $88,000 of doubtful accounts at June 30, 2020 and no doubtful accounts at December 31, 2019.

	June 30, 2020
	(In thousands)
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
Mortgage loans on real estate:
One-to four-family first lien residential	$93,376	$-	$-	$-	$93,376
Residential construction	3,762	-	-	-	3,762
Home equity loans and lines of credit	8,559	-	-	-	8,559
Commercial	32,052	-	2,911	-	34,963
Total mortgage loans on real estate	137,749	-	2,911	-	140,660
Commercial and industrial	32,499	-	361	88	32,948
Consumer loans	2,248	-	-	-	2,248
Total loans	$172,496	$-	$3,272	$88	$175,856

	December 31, 2019
	(In thousands)
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
Mortgage loans on real estate:
One-to four-family first lien residential	$99,248	$-	$-	$-	$99,248
Residential construction	3,710	-	-	-	3,710
Home equity loans and lines of credit	9,109	-	-	-	9,109
Commercial	31,072	58	3,302	-	34,432
Total mortgage loans on real estate	143,139	58	3,302	-	146,499
Commercial and industrial	16,214	565	35		16,814
Consumer loans	1,876	-	-	-	1,876
Total loans	$161,229	$623	$3,337	$-	$165,189

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of JUNE 30, 2020 (unaudited) and December 31, 2019 and THE three AND SIX months ended JUNE 30, 2020 and 2019 (unaudited)

4.	LOANS (Continued)

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date. An age analysis of past due loans, segregated by class of loans, are as follows:

	June 30, 2020 (Unaudited)
	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
One-to four-family first lien residential	$569	$231	$914	$1,714	$91,662	$93,376
Residential construction	-	-	-	-	3,762	3,762
Home equity loans and lines of credit	-	-	99	99	8,460	8,559
Commercial	-	-	-	-	34,963	34,963
Total mortgage loans on real estate	569	231	1,013	1,813	138,847	140,660
Commercial and industrial	-	128	134	262	32,686	32,948
Consumer loans	-	4	1	5	2,243	2,248
Total loans	$569	$363	$1,148	$2,080	$173,776	$175,856

	December 31, 2019
	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
One-to four-family first lien residential	$778	$946	$857	$2,581	$96,667	$99,248
Residential construction	-	-	-	-	3,710	3,710
Home equity loans and lines of credit	67	-	56	123	8,986	9,109
Commercial	245	120	-	365	34,067	34,432
Total mortgage loans on real estate	1,090	1,066	913	3,069	143,430	146,499
Commercial and industrial	52	-	-	52	16,762	16,814
Consumer loans	12	-	8	20	1,856	1,876
Total loans	$1,154	$1,066	$921	$3,141	$162,048	$165,189

Paycheck Protection Program

PPP loans have: (a) an interest rate of 1.0%, (b) a two-year or five-year loan term to maturity; and (c) principal and interest payments deferred until the lender receives the applicable forgiven amount or 10 months after the period the business has used such funds. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses.

As of June 30, 2020, we approved 280 applications for approximately  $18.1 million of loans under the PPP. We limited our investment in PPP loans to our current customers and to a lesser extent, non-customers in our local market area.

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of JUNE 30, 2020 (unaudited) and December 31, 2019 and THE three AND SIX months ended JUNE 30, 2020 and 2019 (unaudited)

4.	LOANS (Continued)

As of June 30, 2020, we had received requests to modify 192 loans aggregating $30.2 million, primarily consisting of the deferral of principal and interest payments for a 90-day period. Of these modifications, $30.2 million, or 100%, were performing in accordance with their modified terms. Details with respect to actual loan modifications are as follows:

Type of Loan	Number of Loans	Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Mortgage loans on real estate:
One-to four-family first lien residential	116	$16,232	4.10%
Residential construction	-	-	-
Home equity loans and lines of credit	12	632	3.25%
Commercial	41	11,574	5.80%
Total mortgage loans on real estate	169	28,438	4.77%
Commercial and industrial	22	1,758	5.31%
Consumer loans	1	14	4.50%
Total loans	192	$30,210	4.80%

As of July 31, 2020, the balance of loans in deferment totaled 36 loans aggregating $8.1 million, primarily consisting of the deferral of principal and interest payments. Details with respect to actual loan modifications as of July 31, 2020 are as follows:

Type of Loan	Number of Loans	Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Mortgage loans on real estate:
One-to four-family first lien residential	11	$2,179	4.16%
Residential construction	-	-	-
Home equity loans and lines of credit	-	-	-
Commercial	20	5,209	5.47%
Total mortgage loans on real estate	31	7,388	5.08%
Commercial and industrial	5	685	5.50%
Consumer loans	-	-	-
Total loans	36	$8,073	5.12%

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of JUNE 30, 2020 (unaudited) and December 31, 2019 and THE three AND SIX months ended JUNE 30, 2020 and 2019 (unaudited)

4.	LOANS (Continued)

Nonaccrual loans, segregated by class of loan as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Mortgage loans on real estate	$2,110	$1,671
Commercial and industrial	134	-
Consumer loans	1	-
Total nonaccrual loans	$2,245	$1,671

Non accrual loans are as follows: $1.1 million in residential real estate, $1.0 million in commercial real estate, $134,000 in commercial and industrial loans and $1,000 in consumer loans at June 30, 2020.

The following table summarizes impaired loan information by portfolio class:

	June 30, 2020 (Unaudited) (In thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Mortgage loans on real estate	$1,207	$1,207	$22
Commercial and industrial loans	37	37	37
	1,244	1,244	59
With no allowance recorded:
Mortgage loans on real estate	733	733	-
Commercial and industrial loans	88	88	-
	821	821	-

Total	$2,065	$2,065	$59

	December 31, 2019 (In thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Mortgage loans on real estate	$327	$327	$17
	327	327	17
With no allowance recorded:
Mortgage loans on real estate	1,417	1,417	-
	1,417	1,417	-

Total	$1,744	$1,744	$17

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of JUNE 30, 2020 (unaudited) and December 31, 2019 and THE three AND SIX months ended JUNE 30, 2020 and 2019 (unaudited)

4.	LOANS (Continued)

The following table presents the average recorded investment in impaired loans:

	For the Three Months ended June 30, 2020	For the Six Months ended June 30, 2020	For the Year ended December 31, 2019
	(Unaudited)
	(In thousands)
Mortgage loans on real estate	$1,949	$1,842	$1,919
Commercial and industrial loans	130	19	-
Total	$2,078	$1,923	$1,919

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

The following table presents interest income recognized on impaired loans for the three months ended June 30, 2020 and 2019:

	June 30,
	2020	2019
	(Unaudited)
	(In thousands)
Mortgage loans on real estate - commercial	$-	$8
Commercial and industrial loans	-	-
Total	$-	$8

The following table presents interest income recognized on impaired loans for the six months ended June 30, 2020 and 2019:

	June 30,
	2020	2019
	(Unaudited)
	(In thousands)
Mortgage loans on real estate - commercial	$-	$19

Total	$-	$19

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of JUNE 30, 2020 (unaudited) and December 31, 2019 and THE three AND SIX MONTHS ended JUNE 30, 2020 and 2019 (unaudited)

4.	LOANS (Continued)

The following tables summarize the activity in the allowance for loan losses for the three months ended June 30, 2020 and 2019.

	For the three months ended June 30, 2020
	(In thousands)
	Mortgage Loans on Real Estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,097	$167	$24	$11	$1,299
Charge-offs	-	(46)	-	-	(46)
Recoveries	-	-	-	-	-
Provision	134	47	(1)	-	180
Ending balance	$1,231	$168	$23	$11	$1,433

	For the three months ended June 30, 2019
	(In thousands)
	Mortgage Loans on Real Estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$879	$103	$8	$110	$1,100
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision	15	10	13	17	55
Ending balance	$894	$113	$21	$127	$1,155

The following tables summarize the activity in the allowance for loan losses for the six months ended June 30, 2020 and 2019.

	For the six months ended June 30, 2020
	(In thousands)
	Mortgage Loans on Real Estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$945	$121	$17	$158	$1,241
Charge-offs	(14)	(46)	(8)	-	(68)
Recoveries	-	-	-	-	-
Provision	300	93	14	(147)	260
Ending balance	$1,231	$168	$23	$11	$1,433

	For the six months ended June 30, 2019
	(In thousands)
	Mortgage Loans on Real Estate	Commercial and Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$933	$132	$17	$152	$1,234
Charge-offs	(169)	-	-	-	(169)
Recoveries	-	-	-	-	-
Provision	130	(19)	4	(25)	90
Ending balance	$894	$113	$21	$127	$1,155

In addition to utilizing quantitative loss factors, we will consider qualitative factors, such as changes in underwriting policies, current economic conditions, delinquency statistics, the adequacy of the underlying collateral and the financial strength of the borrower. All of these factors are likely to be affected by the COVID-19 pandemic. We increased our allowance for loan losses as of June 30, 2020 and expect to do so for future periods due to the COVID-19 pandemic.

The charge-offs of $46,000 for the three months ended June 30, 2020 consisted of a commercial loan and had a specific reserve.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of JUNE 30, 2020 (unaudited) and December 31, 2019 and THE three AND SIX months ended JUNE 30, 2020 and 2019 (unaudited)

5.	COMPREHENSIVE LOSS

The balances and changes in the components of accumulated other comprehensive loss, net of tax, are as follows:

	For the three months ended June 30, 2020 (Unaudited)
	Unrealized Gains (Losses) on Available-for-Sale Securities	Net Gain on Pension Plan	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Beginning balance	$(316)	$(2,284)	$(2,600)
Other comprehensive income	928	-	928
Ending balance	$612	$(2,284)	$(1,672)

	For the three months ended June 30, 2019 (Unaudited)
	Unrealized Gains on Available-for-Sale Securities	Net Gain on Pension Plan	Accumulated Other Comprehensive (Loss)
	(In thousands)
Beginning balance	$(182)	$(2,748)	$(2,930)
Other comprehensive income (loss)	283	-	283
Ending balance	$101	$(2,748)	$(2,647)

	For the six months ended June 30, 2020 (Unaudited)
	Unrealized Gains on Available-for-Sale Securities	Net Gain on Pension Plan	Accumulated Other Comprehensive (Loss)
	(In thousands)
Beginning balance	$186	$(2,284)	$(2,098)
Other comprehensive income	426	-	426
Ending balance	$612	$(2,284)	$(1,672)

	For the six month ended June 30, 2019 (Unaudited)
	Unrealized on Available-for-Sale Securities	Net Gain on Pension Plan	Accumulated Other Comprehensive (Loss)
	(In thousands)
Beginning balance	$(436)	$(2,748)	$(3,184)
Other comprehensive income (loss)	537	-	537
Ending balance	$101	$(2,748)	$(2,647)

`

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of JUNE 30, 2020 (unaudited) and December 31, 2019 and THE three AND SIX months ended JUNE 30, 2020 and 2019 (unaudited)

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of JUNE 30, 2020 (unaudited) and December 31, 2019 and THE three AND SIX months ended JUNE 30, 2020 and 2019 (unaudited)

6.	FAIR VALUE MEASUREMENT and FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Available-for-sale Securities:
June 30, 2020 (Unaudited):
Municipal securities	$21,764	$-	$21,764	$-
Mortgage-backed securities and collateralized mortgage obligations	10,555	-	10,555	-
Corporate securities	5,316	-	5,316	-
	$37,635	$-	$37,635	$-
December 31, 2019:
U.S. Government Agency Securities	$1,106	$-	$1,106	$-
Municipal securities	10,623	-	10,623	-
Mortgage-backed securities and collateralized mortgage obligations	10,852	-	10,852	-
Corporate securities	5,378	-	5,378	-
	$27,959	$-	$27,959	$-

There were no securities transferred out of level 2 securities available-for-sale during the three and six months ended June 30, 2020 or the year ended December 31, 2019.

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

Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at June 30, 2020 and December 31, 2019.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of JUNE 30, 2020 (unaudited) and December 31, 2019 and THE three AND SIX MONTHS ended JUNE 30, 2020 and 2019 (unaudited)

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

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of JUNE 30, 2020 (unaudited) and December 31, 2019 and THE three AND SIX months ended JUNE 30, 2020 and 2019 (unaudited)

6.	FAIR VALUE MEASUREMENT and FAIR VALUE OF FINANCIAL INSTRUMENTs (Continued)

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2020 and December 31, 2019 are as follows:

		Carrying	Fair
	Hierarchy	Amount	Value
	(In thousands)
June 30, 2020 (Unaudited):
Financial assets:
Cash and due from banks	Level 1	$10,296	$10,296
Securities available-for-sale	Level 2	37,635	37,635
Investment in FHLB stock	Level 2	2,957	2,957
Loans, net	Level 3	174,114	174,485
Accrued interest receivable	Level 1	1,072	1,072

		Carrying	Fair
	Hierarchy	Amount	Value
	(In thousands)
Financial liabilities:
Deposits	Level 1/2	158,876	161,531
Advances and borrowings from FHLB and PPLF	Level 2	51,504	51,504
Accrued interest payable	Level 1	74	74
Advances from borrowers for taxes and insurance	Level 1	2,533	2,533

December 31, 2019:
Financial assets:
Cash and due from banks	Level 1	$3,094	$3,094
Securities available-for-sale	Level 2	27,959	27,959
Investment in FHLB stock	Level 2	2,820	2,820
Loans, net	Level 3	164,388	160,972
Accrued interest receivable	Level 1	799	799
Financial liabilities:
Deposits	Level 1/2	151,911	150,792
Advances and borrowings from FHLB	Level 2	32,900	32,900
Accrued interest payable	Level 1	106	106
Advances from borrowers for taxes and insurance	Level 1	2,234	2,234

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of JUNE 30, 2020 (unaudited) and December 31, 2019 and THE three AND SIX months ended JUNE 30, 2020 and 2019 (unaudited)

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2020 and December 31, 2019 were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2020 (Unaudited):
Impaired loans	$1,185	$-	$-	$1,185

December 31, 2019:
Impaired loans	$310	$-	$-	$310

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of JUNE 30, 2020 (unaudited) and December 31, 2019 and THE three AND SIX months ended JUNE 30, 2020 and 2019 (unaudited)

6.	FAIR VALUE MEASUREMENT and FAIR VALUE OF FINANCIAL INSTRUMENTs (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable
	Techniques	Input	Adjustment
Impaired loans	Lower of	Appraisal
	appraisal of	adjustments
	collateral or	Discounted cash flow analysis	6%-11%
asking price less
	selling costs	Costs to sell	10%

Other real estate owned	Market	Costs to sell	10%
valuation
of property

At June 30, 2020, the fair value consists of impaired loan balances of $1.2 million net of valuation allowance of $59,000 and at December 31, 2019, the fair value consists of loan balances of $327,000, net of a valuation allowance of $17,000.

At June 30, 2020 and at December 31, 2019, the Company did not have OTHER REAL ESTATE OWNED.

Once a loan is foreclosed, the fair value of the real estate continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan. At June 30, 2020 and December 31, 2019, there was no foreclosed real estate whose carrying value was written down utilizing Level 3 inputs.

The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $222,000 at June 30, 2020 and December 31, 2019, respectively.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of JUNE 30, 2020 (unaudited) and December 31, 2019 and THE three AND SIX months ended JUNE 30, 2020 and 2019 (unaudited)

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

	June 30,	December 31,
	2020	2019
	(Unaudited)
	(In thousands)
Commitments to Grant Loans	$384	$816
Unfunded Commitments Under Lines of Credit	$6,279	$5,887

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of JUNE 30, 2020 (unaudited) and December 31, 2019 and THE three AND SIX months ended JUNE 30, 2020 and MARCH 31, 2019 (unaudited)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios set forth in the table below of total, Tier 1, and Tier 1 common equity capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of June 30, 2020, that the Bank met all capital adequacy requirements to which it is subject.

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

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a Bank’s Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. A financial institution can elect to be subject to this new definition. The federal banking agencies set the minimum capital for the Community Bank Leverage Ratio at 9.00%. Pursuant to the CARES Act, the federal banking agencies in April 2020 issued interim final rules to set the Community Bank Leverage Ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the Community Bank Leverage Ratio will increase to 8.5% for the calendar year. Community banks will have until Jan. 1, 2022, before the Community Bank Leverage Ratio requirement will return to 9%. The Bank elected to adopt the Community Bank Leverage Ratio as of June 30, 2020.

As of June 30, 2020, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios as of June 30, 2020 and December 31, 2019 are as follows:

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of JUNE 30, 2020 (unaudited) and December 31, 2019 and THE three AND SIX months ended JUNE 30, 2020 and 2019 (unaudited)

8.	REGULATORY CAPITAL REQUIREMENTS (continued)

	Actual		Capital Adequacy Purposes		To be Well Capitalized Under Prompt and Corrective Action Provisions		Minimum Capital Adequacy with Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of June 30, 2020 (Unaudited):
Tier 1 capital to assets	$21,573	9.83%	$15,360	7.00%	$17,554	8.00%	N/A	N/A
As of December 31, 2019:
Total core capital to risk weighted assets	$22,427	16.32%	$10,992	8.00%	$13,740	10.00%	$14,427	10.50%
Tier 1 capital to risk weighted assets	21,186	15.42%	8,244	6.00%	10,992	8.00%	11,679	8.50%
Tier 1 common equity to risk weighted assets	21,186	15.42%	6,183	4.50%	8,931	6.50%	9,618	7.00%
Tier 1 capital to assets	21,186	10.10%	8,394	4.00%	10,493	5.00%	10,493	5.00%

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of JUNE 30, 2020 (unaudited) and December 31, 2019 and THE three AND SIX months ended JUNE 30, 2020 and 2019 (unaudited)

9.	EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan (SERP)

Beginning in 2016, the Bank established a SERP for its executive officers. All benefits provided under the SERP are unfunded and, as the executive officers retire, the Company will make a payment to the participant. At June 30, 2020 and December 31, 2019, the Company recorded $131,000 and $101,000, respectively for the SERP in other liabilities. For the three months ended June 30, 2020 and 2019, the expense included in employee benefits for the SERP totaled $6,000 and $9,000 respectively. For the six months ended June 30, 2020 and 2019, the expense included in employee benefits for the SERP totaled $12,000 and $18,000 respectively.

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

The following table presents the components of the net periodic pension plan cost for the Company’s Defined Benefit Pension Plan (the “Pension Plan”) for the periods indicated:

	For the three months ended June 30,
	2020	2019
	(In thousands)
Service cost	$71	$71
Interest cost	110	119
Expected return on assets	(234)	(214)
Amortization of unrecognized loss	45	26
Net periodic pension benefit cost	$(8)	$2

	For the six months ended June 30,
	2020	2019
	(In thousands)
Service cost	$142	$142
Interest cost	221	238
Expected return on assets	(468)	(428)
Amortization of unrecognized loss	90	52
Net periodic pension cost	$(15)	$4

The benefit obligation activity for the Pension Plan was calculated using an actuarial measurement date of January 1. Plan assets and the benefit obligations were calculated using an actuarial measurement date of December 31.

The Company will assess the need for future annual contributions to the Pension Plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. A contribution of $500,000 was made to the pension plan during the quarter ended March 31, 2020.

Employee stock ownership plan (“ESOP”)

Effective upon the completion of the Company's initial public stock offering in October 2017, the Bank established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $775,740 in proceeds from a term loan obtained from the Company to purchase 77,574 shares of common stock in the initial public offering at a price of $10.00 per share. The ESOP loan will be repaid principally from the Bank's contribution to the ESOP in annual payments through 2047 based on the prime rate of interest on the first business day each year. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Bank recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares would be recorded as a reduction of retained earnings and dividends on unallocated shares would be recorded as a reduction of debt. The Company recognized $6,000 and $12,000 for the three and six months ended June 30, 2020 and June 30, 2019, respectively. At December 31, 2019, there were 71,820 shares not yet released having an aggregate market value of approximately $675,117. Participant vesting provisions for the ESOP are 20% per year and will be fully vested upon completion of six years of credited service. Eligible employees who were employed with the Bank shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of JUNE 30, 2020 (unaudited) and December 31, 2019 and THE three AND SIX months ended JUNE 30, 2020 and 2019 (unaudited)

STOCK BASED COMPENSATION

A summary of the Company’s stock option activity and related information for its equity incentive plan for the three and six months ended June 30, 2020 is as follows:

	For the three and six months ended June 30, 2020
	Options	Weighted Average Exercise Price Per Share
Outstanding at the beginning of the period	47,500	$9.20

Grants	5,000	6.52

Exercised	-	-
Forfeitures	(4,000)	9.20
Outstanding at period end	48,500	$8.94

Exercisable at June 30, 2020	-	-

The grants to senior management and directors vest over a five-year period in equal installments, with the first installment vesting on the anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2025.

The compensation expense of the awards is based on the fair value of the instruments on the date of the grant.

The Company recorded compensation expense in the amount of $6,000, for the three months ended June 30, 2020 and $12,000 for the six months ended June 30, 2020. There were 5,000 grants of awards during the three and six months ended June 30, 2020.

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

In May of 2020, the board of directors of the Company approved the grant of stock option awards to its officers under the 2019 Equity Plan that had 96,967 shares authorized for option awards. A total of 5,000 stock option awards were granted to five officers of the Company at an exercise price of $6.52 per share. The awards will vest ratably over five years (20% per year for each year of the participant’s service with the Company) and will expire ten years from the date of the grant, or May 2030. The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 0.49%; volatility factors of the expected market price of the Company's common stock of 34.21%; weighted average expected lives of the options of 6.5 years. Based upon these assumptions, the weighted average fair value of options granted was $2.27.

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of JUNE 30, 2020 (unaudited) and December 31, 2019 and THE three AND SIX months ended JUNE 30, 2020 and 2019 (unaudited)

10.	EARNINGS PER SHARE COMMON

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Income available to common stockholders is net income to the Company. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.

Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period. The Company had dilutive common stock equivalents of -0- and 257 during the three and six months ended June 30, 2020, respectively. There were no dilutive common stock equivalents for the three and six months ended June 30, 2019.

Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented. Anti-dilutive stock options, not included in the computation below, were 26,660 and 18,069 for the three and six months ended June 30, 2020, respectively.  There were no anti-dilutive shares for the three and six months ended June 30, 2019.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three months ended June 30, (Unaudited)
(In thousands, except share and per share data)	2020	2019
Basic earnings per common share:
Net income available to common stockholders	$115	$315
Weighted average common shares outstanding basic	1,841,786	1,895,824
Weighted average common shares outstanding dilutive	1,841,786	1,895,824
Earnings per share basic and dilutive	$0.06	$0.17

	Six months ended June 30, (Unaudited)
(In thousands, except share and per share data)	2020	2019
Basic earnings per common share:
Net income available to common stockholders	$292	$545
Weighted average common shares outstanding basic	1,841,436	1,861,301
Weighted average common shares outstanding dilutive	1,841,720	1,861,301
Earnings per share basic and dilutive	$0.16	$0.29

SENECA FINANCIAL CORP. AND SUBSIDIARIES
Notes to the consolidated Financial Statements
as of JUNE 30, 2020 (unaudited) and December 31, 2019 and THE three AND SIX Months ended JUNE 30, 2020 and 2019 (unaudited)

11.	NON-INTEREST INCOME

The Company has included the following table regarding the Company's non-interest income for the periods presented:

	(Unaudited)
	For the three months ended June 30,
	2020	2019
	(In thousands)
Service fees
Deposit related fees	$11	$10
Loan servicing income	22	24
Total service fees	33	34
Income from financial services
Securities commission income	57	97
Insurance commission income	2	2
Total insurance and securities commission income	59	99
Card income
Debit card interchange fee income	26	24
ATM fees	5	4
Insufficient fund fees	15	32
Total card and insufficient funds income	46	60
Realized gain on sale of residential mortgage loans and available-for-sale securities
Realized gain on sales of residential mortgage loans	63	14
Realized net gain on available-for-sales securities	33	-
Bank owned life insurance	14	13
Other miscellaneous income	1	8
Total non-interest income	$249	$228

	(Unaudited)
	For the six months ended June 30,
	2020	2019
	(In thousands)
Service fees
Deposit related fees	$20	$20
Loan servicing income	46	47
Total service fees	66	67
Income from financial services
Securities commission income	124	143
Insurance commission income	4	6
Total insurance and securities commission income	128	149
Card income
Debit card interchange fee income	51	45
ATM fees	10	9
Insufficient fund fees	55	57
Total card and insufficient funds income	116	111
Realized gain on sale of residential mortgage loans, available for sale securities and fixed assets
Realized gain on sales of residential mortgage loans	68	35
Realized net gain on available-for-sales securities	35	-
Bank owned life insurance	27	27
Other miscellaneous income	6	13
Total non-interest income	$446	$402

The Company recognizes revenue as it is earned. The following is a discussion of key revenues within the scope of the new revenue guidance:

•	Service fees – Revenue from fees on deposit accounts is earned at the time that the charge is assessed to the customer's account. Fee waivers are discretionary and usually reversed within the same reporting period as assessed.

•	Fee income – Fee income is earned through commissions and is satisfied over the time which the fee has been assessed.

•	Card income and insufficient funds fees – Card income consists of interchange fees from consumer debit card networks and other card related services. Interchange rates are set by the card networks. Interchange fees are based on purchase volumes and other factors and are recognized as transactions occur. Insufficient funds fees are satisfied at the time the charge is assessed to the customer's account.

•	Realized gains on sale of residential mortgage loans and available-for-sale securities are realized at the time the transaction occurs.

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

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of demand accounts, NOW accounts, savings accounts, money market accounts, certificate of deposit accounts and borrowings. Our results of operations also are affected by non-interest income, our provision for loan losses and non-interest expense. Non-interest income consists primarily of fee income and service charges, income from our financial services division, earnings on bank owned life insurance and realized gains on sales of loans and securities. Non-interest expenses consist primarily of compensation and employee benefits, core processing, premises and equipment, professional fees, postage and office supplies, FDIC premiums, advertising, and other expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities. For the three months ended June 30, 2020, we had net income of $115,000 compared to net income of $315,000 for the three months ended June 30, 2019. The period over period $200,000 decrease in net income was due to an increase in non-interest expense and an increase in the provision for loan losses partially offset by an increase in net interest income and an increase in non-interest income.

 For the six months ended June 30, 2020, we had net income of $292,000 compared to net income of $545,000 for the six months ended June 30, 2019. The period over period $253,000 decrease in net income was due to an increase in non-interest expense and an increase in the provision for loan losses partially offset by an increase in net interest income and an increase in non-interest income.

At June 30, 2020, we had $237.8 million in consolidated assets, an increase of $27.6 million, or 13.1%, from $210.2 million at December 31, 2019. During the first six months of 2020, we continued to focus on loan production, particularly with respect to commercial and industrial loans with growth primarily in PPP loans (as described below), and we increased our balance sheet liquidity by increasing cash and cash equivalents and securities available-for-sale in our response to the COVID-19 pandemic.

COVID-19 Pandemic Response

General

Our financial condition and performance, as well as the ability of our borrowers to repay their loans, the value of collateral securing those loans, as well as demand for loans and other products and services that we offer, are all highly dependent on the business environment in the market areas in which we operate and in the United States as a whole. During the first quarter of 2020, an outbreak of a novel strain of coronavirus (“COVID-19”), which was originally identified in Wuhan, China, has spread to a number of countries around the world, including the United States. COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity and other economic activities have had, are currently having and may for some time continue to have a destabilizing effect on financial markets and economic activity. The COVID-19 pandemic has severely restricted the level of economic activity in the Bank’s market areas. In response to the COVID-19 pandemic, the New York State governor has taken preventative and protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed non-essential. While some of these restrictions have been relaxed during the second quarter of 2020, the consequences of the pandemic have resulted in significant adverse effects for many different types of businesses, including among others, those in the travel, hospitality and food and beverage industries, and have resulted in a significant number of layoffs and furloughs of employees in the market areas in which we operate.

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

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). We are a qualified SBA lender and we enrolled in the PPP by completing the required documentation. The PPP program was subsequently modified by legislation during the second quarter of 2020.

Paycheck Protection Program

 PPP loans have: (a) an interest rate of 1.0%, (b) a two-year or five-year loan term to maturity; and (c) principal and interest payments deferred until the lender receives the applicable forgiven amount or 10 months after the period the business has used such funds. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses.

As of June 30, 2020, we approved 280 applications for approximately  $18.1 million of loans under the PPP. We limited our investment in PPP loans to our current customers and to a lesser extent, non-customers in our local market area.

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

As of April 30, 2020, we had received requests to modify 192 loans aggregating $30.2 million, primarily consisting of the deferral of principal and interest payments for a 90-day period. Details with respect to actual loan modifications as of June 30, 2020 are as follows:

Type of Loan	Number of Loans	Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Mortgage loans on real estate:
One-to four-family first lien residential	116	$16,232	4.10%
Residential construction	-	-	-
Home equity loans and lines of credit	12	632	3.25%
Commercial	41	11,574	5.80%
Total mortgage loans on real estate	169	28,438	4.77%
Commercial and industrial	22	1,758	5.31%
Consumer loans	1	14	4.50%
Total loans	192	$30,210	4.80%

As of July 31, 2020, the balance of loans in deferment totaled 36 loans aggregating $8.1 million, primarily consisting of the deferral of principal and interest payments. Details with respect to actual loan modifications as of July 31, 2020 are as follows:

Type of Loan	Number of Loans	Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Mortgage loans on real estate:
One-to four-family first lien residential	11	$2,179	4.16%
Residential construction	-	-	-
Home equity loans and lines of credit	-	-	-
Commercial	20	5,209	5.47%
Total mortgage loans on real estate	31	7,388	5.08%
Commercial and industrial	5	685	5.50%
Consumer loans	-	-	-
Total loans	36	$8,073	5.12%

Allowance for Loan Losses

In addition to utilizing quantitative loss factors, we will consider qualitative factors, such as changes in underwriting policies, current economic conditions, delinquency statistics, the adequacy of the underlying collateral and the financial strength of the borrower. All of these factors are likely to be affected by the COVID-19 pandemic. We increased our allowance for loan losses as of June 30, 2020 and expect to do so for future periods due to the COVID-19 pandemic.

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

As of June 30, 2020, the Bank has secured $17.1 million through the Paycheck Protection Program Lending Facility to fund PPP Loans.

The Company has suspended its stock repurchase program to conserve capital during the COVID-19 pandemic crisis.

As a result of the spread of the COVID-19 coronavirus, economic uncertainties have arisen which are likely to negatively impact our operational and financial performance. The full extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and impact on our customers, employees and vendors, all of which are uncertain and cannot be predicted. We have increased our allowance for loan losses as a direct consequence of the COVID-19 pandemic. At this point, the full extent to which COVID-19 may impact our financial condition or results of operations is uncertain.

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

	For the Three Months Ended June 30,
	(Unaudited)
	2020			2019
	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
	(Dollars in thousands)
Interest-earning assets:

Loans	$175,840	$1,961	4.46%	$162,977	$1,974	4.84%
Available-for-sale securities	33,028	186	2.25%	26,469	175	2.64%
FHLB Stock	2,944	48	6.52%	2,873	44	6.13%
Other interest-earning assets	8,211	2	0.10%	1,383	4	1.16%
Total interest-earning assets	$220,023	2,197	3.99%	193,702	2,197	4.54%
Noninterest-earning assets	13,138			9,759
Total assets	$233,161			$203,461

Interest-bearing liabilities:

NOW accounts	$17,973	$6	0.13%	$14,574	$5	0.14%
Regular savings and demand club accounts	23,558	5	0.08%	22,443	5	0.09%
Money market accounts	27,559	72	1.05%	16,071	39	0.97%
Certificates of deposit and retirement accounts	65,447	217	1.33%	78,094	396	2.03%
Total interest-bearing deposits	134,537	300	0.89%	131,182	445	1.36%
FHLB and PPLF Borrowings	46,557	199	1.71%	33,135	216	2.61%
Total interest-bearing liabilities	181,094	499	1.10%	164,317	661	1.61%
Noninterest-bearing deposits	26,294			15,651
Other non-interest-bearing liabilities	4,395			4,270
Total liabilities	211,783			184,238
Stockholders' equity	21,378			19,223
Total liabilities and stockholders' equity	$233,161			$203,461

Net interest income		$1,698			$1,536
Net interest rate spread (1)			2.89%			2.93%
Net interest-earning assets (2)	$38,929			$29,669
Net interest margin (3)			3.09%			3.17%
Average interest-earning assets to average interest-bearing liabilities	121%			118%

(1)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by total interest-earning assets.

(4)	Annualized.

	For the Six Months Ended June 30,
	(Unaudited)
	2020			2019
	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
	(Dollars in thousands)
Interest-earning assets:

Loans	$170,411	$3,879	4.55%	$161,530	$3,860	4.78%
Available-for-sale securities	30,225	359	2.38%	26,742	351	2.63%
FHLB Stock	2,894	99	6.84%	2,871	96	6.69%
Other interest-earning assets	5,354	8	0.30%	1,347	11	1.78%
Total interest-earning assets	208,884	4,345	4.16%	192,490	4,318	4.49%
Noninterest-earning assets	13,000			9,257
Total assets	$221,884			$201,747

Interest-bearing liabilities:

NOW accounts	$16,441	$12	0.15%	$14,537	$11	0.15%
Regular savings and demand club accounts	22,783	11	0.10%	22,278	10	0.09%
Money market accounts	25,867	144	1.11%	15,562	70	0.90%
Certificates of deposit and retirement accounts	69,342	518	1.49%	78,440	780	1.99%
Total interest-bearing deposits	134,433	685	1.02%	130,817	871	1.33%
FHLB and PPLF Borrowings	40,152	385	1.92%	33,316	415	2.49%
Total interest-bearing liabilities	174,585	1,070	1.23%	164,133	1,286	1.57%
Noninterest-bearing deposits	21,894			15,406
Other non-interest-bearing liabilities	3,941			3,026
Total liabilities	200,420			182,565
Stockholders' equity	21,464			19,182
Total liabilities and stockholders' equity	$221,884			$201,747

Net interest income		$3,275			$3,032
Net interest rate spread (1)			2.93%			2.92%
Net interest-earning assets (2)	$34,299			$27,044
Net interest margin (3)			3.14%			3.15%
Average interest-earning assets to average interest-bearing liabilities	120%			117%

(1)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.
(4)	Annualized.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2020 vs. 2019			2020 vs. 2019
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)			(In thousands)
Interest-earning assets:
Loans	$156	$(169)	$(13)	$212	$(193)	$19
Available-for-sale securities	43	(32)	11	46	(38)	8
FHLB Stock	1	3	4	1	2	3
Other interest-earning assets	20	(22)	(2)	36	(39)	(3)

Total interest-earning assets	$220	$(220)	$-	$295	$(268)	$27

Interest-bearing liabilities:
NOW accounts	$1	$-	$1	$-	$1	$1
Regular savings and demand club accounts	-	-	-	-	1	1
Money market accounts	28	5	33	1	73	74
Certificates of deposit and retirement accounts	(64)	(115)	(179)	-	(262)	(262)
Total deposits	(35)	(110)	(145)	1	(187)	(186)

FHLB and PPLF Borrowings	88	(105)	(17)	25	(55)	(30)

Total interest-bearing liabilities	53	(215)	(162)	26	(242)	(216)

Change in net interest income	$167	$(5)	$162	$270	$(27)	$243

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

Total assets increased $27.6 million, or 13.1%, to $237.8 million at June 30, 2020 from $210.2 million at December 31, 2019. The increase was primarily due to increases in securities available-for-sale, loans and cash and cash equivalents.

Cash and cash equivalents increased $7.2 million, or 232.8%, to $10.3 million at June 30, 2020 from $3.1 million at December 31, 2019 due to an increase in commercial transaction accounts funded by PPP Loans. Personal savings and money market accounts also increased due to a reduction in consumer spending during the COVID-19 pandemic.

Securities available-for-sale increased by $9.7 million, or 34.6%, to $37.6 million at June 30, 2020 from $28.0 million at December 31, 2019. The increase was primarily due to purchases of $13.9 million in new securities, partially offset by principal repayments of $1.4 million, sales of $3.3 million, unrealized gains of $540,000 and premium amortization of $127,000. The new purchases included fifteen municipal bonds and one Ginnie Mae mortgage backed security. Municipal bond purchases included $7.7 million in short term bond anticipation notes maturing in 2020. The municipal purchases were to invest excess liquidity and improve net interest margin. The sales included one collateralized mortgage obligation and three mortgage-backed securities. Net gain on the sales of securities for the six months ended June 30, 2020 totaled $35,000. The net gain of securities was the result of re-balancing our investment portfolio when market conditions are favorable.

Loans increased $9.7 million, or 5.9%, to $174.1 million at June 30, 2020 from $164.4 million at December 31, 2019, reflecting an increase in primarily commercial and industrial loans. Commercial and industrial loans increased $16.1 million, or 95.96%, to $32.9 million at June 30, 2020, from $16.8 million at December 31, 2019. In the first six months of 2020, we increased our portfolio of commercial loans primarily due to the Payroll Protection Program (“PPP Loans”) servicing our existing business customers as well as new business customers in our local markets. We are offering the new customers who have PPP Loans with us additional commercial products and serves to enhance the relationships. Residential real estate loans decreased $5.9 million, or 5.9%, to $93.4 million at June 30, 2020, from $99.2 million at December 31, 2019. The decrease in residential real-estate loans was the result of our origination and sales of new residential real-estate loans and refinancing and sale of existing residential real-estate loans.

Premises and equipment decreased by $108,000, or 2.0%, to $5.3 million at June 30, 2020, from $5.4 million December 31, 2019, due to depreciation of our buildings, furniture, fixtures and equipment.

Total deposits increased $7.0 million, or 4.6%, to $158.9 million at June 30, 2020 from $151.9 million at December 31, 2019. Demand deposit accounts, NOW accounts, savings accounts and money market accounts all increased partially offset by a decrease in certificates of deposit accounts. Certificates of deposit accounts decreased $16.8 million, or 21.7%, to $60.5 million at June 30, 2020, from $77.2 million at December 31, 2019. The managed decrease in certificates of deposit was due to a large number of jumbo certificates of deposit from other out of state depository institutions as well as CDARS maturing, and is part of our strategy to reduce our dependence on wholesale funding. Demand deposit accounts increased $9.7 million, or 58.3%, to $26.4 million at June 30, 2020 from $16.7 million at December 31, 2019. Money market accounts increased $7.4 million, or 35.8%, to $28.2 million at June 30, 2020 from $20.7 million at December 31, 2019. NOW accounts increased $4.4 million, or 29.1%, to $19.3 million at June 30, 2020 from $15.0 million at December 31, 2020. The increase in demand deposit and money market accounts was in part due to proceeds from PPP Loans deposited into commercial transaction and money market accounts. We also have experienced a reluctance of depositors to spend federal financial aid provided by the CARES Act in response to the COVID-19 pandemic.

Total borrowings from the FHLBNY increased $1.5 million, or 4.6%, to $34.4 million at June 30, 2020 from $32.9 million at December 31, 2019 as we increased borrowings to fund commercial loan growth.

Borrowings from the Paycheck Protection Liquidity Facility at the Federal Reserve Bank of New York. (“PPLF”) totaled $17.1 million at June 30, 2020 using PPP Loans to secure the borrowings. As the PPP Loans mature, are forgiven or sold to the SBA, the PPLF borrowings will be paid-off.

Total stockholders’ equity increased $742,000, or 3.5%, to $21.8 million at June 30, 2020 from $21.1 million at December 31, 2019. The increase was primarily due to the decrease in accumulated other comprehensive loss which decreased $426,000, or 20.3%, to $1.7 million at June 30, 2020 from $2.1 million at December 31, 2019. Net income of $292,000 and a decrease of unearned ESOP shares of $12,000 and an increase in additional paid-in capital of $12,000 related to the Company’s stock incentive plan also contributed to the increase in stockholders’ equity.

 Comparison of Operating Results for the Three Months Ended June 30, 2020 and 2019

General. Net income decreased $200,000, or 63.5%, to $115,000 for the three months ended June 30, 2020, from $315,000 for the three months ended June 30, 2019. The decrease was due to an increase in the provision for loan losses, and an increase in non-interest expense partially offset by increases in net interest income and non-interest income.

Interest Income. Interest income for the three months ended June 30, 2020 was the same as the three months ended June 30, 2019 or $2.2 million. Our average balance of interest-earning assets increased $26.3 million, or 13.6%, to $220.0 million for the three months ended June 30, 2020 from $193.7 million for the three months ended June 30, 2019 due primarily to increases in the average balance of loans, available-for-sale securities and other interest-earning assets. The average yield on interest-earning assets decreased 55 basis points to 3.99% for the three months ended June 30, 2020 from 4.54% for the three months ended June 30, 2019 as our interest-earning assets repriced with the lower interest rate environment.

Interest income on loans decreased $13,000 to $2.0 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 due to the decrease in average yield on loans nearly offset by an increase in the average balance on loans. Our average yield on loans decreased 38 basis points to 4.46% for the three months ended June 30, 2020 from 4.84% for the three months ended June 30, 2019, as our adjustable rate loans repriced with the declining interest rate environment. Our average balance of loans increased $12.9 million, or 7.9%, to $175.8 million for the three months ended June 30, 2020 from $163.0 million for the three months ended June 30, 2019. The increase in the average balance of loans resulted from our continued emphasis on growing our commercial loan portfolio with the addition of $18.1 million in PPP Loans.

Interest income on available-for-sale securities increased $11,000, or 6.3%, to $186,000 for the three months ended June 30, 2020 from $175,000 for the three months ended June 30, 2019 due primarily to an increase in the average balance on available-for-sale securities nearly offset by the decrease in the average yield on available-for-sale securities. The average balance of available-for-sale securities increased $6.6 million, or 24.8%, to $33.0 million for the three months ended June 30, 2020 from $26.5 million for the three months ended June 30, 2019. The increase in the average balance of available-for-sale securities was due in part to the purchase of municipal bonds. The average yield we earned on available-for-sale securities decreased 39 basis points to 2.25% for the three months ended June 30, 2020 from 2.64% for the three months ended June 30, 2019 primarily as a result of the repricing of floating rate securities to the three-month LIBOR in a declining interest rate environment.

Interest Expense. Interest expense decreased $162,000, or 24.5%, to $499,000 for the three months ended June 30, 2020 from $661,000 for the three months ended June 30, 2019, due to a decrease in the average rates on deposits and borrowings partially offset by an increase in the average balance of interest-bearing liabilities. Our average rate on interest-bearing liabilities decreased 51 basis points to 1.10% for the three months ended June 30, 2020 from 1.61% for the three months ended June 30, 2019 primarily as a result of the decrease in the average rates on certificates of deposit and borrowings. Our average balance of interest-bearing liabilities increased $16.8 million, or 10.2%, to $181.1 million for the three months ended June 30, 2020 from $164.3 million for the three months ended June 30, 2019 due primarily to increases in the average balance of deposits and borrowings.

Interest expense on deposits decreased $145,000, or 32.6%, to $300,000 for the three months ended June 30, 2020 from $445,000 for the three months ended June 30, 2019 due to the decrease in the average rate paid on deposits. The average rate paid on deposits decreased by 47 basis points to 0.89%, for the three months ended June 30, 2020 from 1.36% for the three months ended June 30, 2019, primarily reflecting lower rates paid on certificates of deposit and CDARS certificates of deposit. The average rate of certificates of deposit decreased by 70 basis points to 1.33% for the three months ended June 30, 2020 from 2.03% for the three months ended June 30, 2019. The average balance of certificates of deposit decreased by $12.6 million or, 16.2%, to $65.4 million for the three months ended June 30, 2020 from $78.1 million for the three months ended June 30, 2019 due to the declining interest rate environment. The average rate paid on money market accounts increased eight basis points for the three months ended June 30, 2020 to 1.05% from 0.97% for the three months ended June 30, 2019.

Interest expense on borrowings decreased $17,000, or 7.9%, to $199,000 for the three months ended June 30, 2020 from $216,000 for the three months ended June 30, 2019. The decrease in interest expense on borrowings reflected the decrease in the average rate of FHLBNY and PPLF borrowings which decreased by 90 basis points to 1.71% for the three months ended June 30, 2020 from 2.61% for the three months ended June 30, 2019. The rate paid on PPLF borrowings is 0.35%. The average balance of borrowings with the FHLBNY and the FRBNY increased in the second quarter of 2020 as compared to the second quarter of 2019 by $13.4 million, or 40.5%, to $46.6 million for the three months ended June 30, 2020 from $33.1 million for the three months ended June 30, 2019. The average rate on FHLBNY borrowings decreased due to a declining interest rate environment. The average balance of PPLF borrowings at the FRBNY was $11.1 million for the three months ended June 30, 2020.

Net Interest Income. Net interest income increased $162,000, or 10.6%, to $1.7 million for the three months ended June 30, 2020 from $1.5 million for the three months ended June 30, 2019, primarily as a result of the growth in net interest-earning assets which increased $9.3 million, or 31.2%, to $38.9 million for the three months ended June 30, 2020 from $29.7 million for the three months ended June 30, 2019. Our net interest rate spread decreased by four basis points to 2.89% for the three months ended June 30, 2020 from 2.93% for the three months ended June 30, 2019, and our net interest margin decreased by eight basis points to 3.09% for the three months ended June 30, 2020 from 3.17% for the three months ended June 30, 2019, primarily due to a decrease in the average yield on interest earning assets partially offset by the decrease in the average rate on interest-bearing liabilities.

Provision for Loan Losses. We establish a provision for loan losses which is charged to operations to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses inherent in the loan portfolio that are both probable and reasonably estimated at the consolidated statement of financial condition. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan, and the levels of non-performing and other classified loans. We have also evaluated the economic effects of the COVID-19 global pandemic. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses to maintain the allowance.

Based on our evaluation of the above factors, we recorded a provision for loan losses for the three months ended June 30, 2020 of $180,000 compared to a $55,000 provision for loan losses for the three months ended June 30, 2019. The increase in the provision for the three months ended June 30, 2020 was the result of the latest evaluation of our loan portfolio and the potential effects of the COVID-19 pandemic. We experienced net charge-offs of $46,000 which was related to two commercial loans for the three months ended June 30, 2020. There were no charge-offs in the second quarter of 2019. The allowance for loan losses was $1.4 million, or 0.82% of net loans outstanding, at June 30, 2020, $1.2 million, or 0.75% of net loans outstanding, at December 31, 2019 and $1.21 million, or 0.70% of net loans outstanding, at June 30, 2019.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate for the three months ended June 30, 2020 and June 30, 2019. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-Interest Income. Non-interest income increased $21,000, or 9.2%, to $249,000 for the three months ended June 30, 2020 from $228,000 for the three months ended June 30, 2019. The increase was primarily due to an increase in income from sales of investments and net gains on sales of residential real estate offset by decreases in service fees, income from financial services and fee income. Net gains on the sales of residential real estate increased by $49,000, or 350.0%, to $63,000 for the three months ended June 30, 2020 from $14,000 for the three months ended June 30, 2019. Net gains on the sales of residential real estate increased, as a result of an increased focus on selling loans originated.Net gain on the sales of two mortgage backed securities totaling $1.9 million was $33,000 for the three months ended June 30, 2020. No net gains were recorded for the same period ended June 30, 2019. Service  fees decreased $6,000, or 17.6%, to $28,000 for the three months ended June 30, 2020 from $34,000 for the three months ended June 30, 2019. Income from financial services decreased $40,000, or 40.4%, to $59,000 for the three months ended June 30, 2020 from $99,000 for the three months ended June 30, 2019. Fee income decreased $16,000, or 23.5%, to $52,000 for the three months ended June 30, 2020 from $68,000 for the three months ended June 30, 2019. The decrease in financial services income was due to a decrease in transactional fee income due to the COVID-19 international pandemic. Fee income decreased due to decreased transactions caused by the COVID-19 international pandemic.

Non-Interest Expense. Non-interest expense increased by $295,000, or 22.3%, to $1.6 million for the three months ended June 30, 2020 from $1.3 million for the three months ended June 30, 2019. The increase was primarily due to increased expenses related to, compensation and employee benefits, core processing, premises and equipment, advertising and other expenses . Compensation and employee benefits increased $50,000, or 6.5%, to $817,000 for the three months ended June 30, 2020 from $767,000 for the three months ended June 30, 2019. The increase in compensation and employee benefits was the result of staffing our new Bridgeport branch in Madison County, New York beginning in the fourth quarter of 2019. Premises and equipment expense increased by $33,000, or 25.6%, to $162,000 for the three months ended June 30, 2020 from $129,000 for the three months ended June 30, 2019. The increase was primarily due to depreciation and maintenance expenses related to the opening of our Bridgeport branch in the fourth quarter of 2019. Advertising increased $16,000, or 35.6%, for the three months ended June 30, 2020 to $61,000 from $45,000 for the three months ended June 30, 2019 as we focused on marketing in Madison County for our new location in Bridgeport, New York. Core processing increased by $25,000, or 18.4%, to $161,000 for the three months ended June 30, 2020 from $136,000 for the three months ended June 30, 2019. The increase was due to an increase in debit card expense with the addition of new transaction account customers. Other expenses increased by $86,000, or 74.8%, to $201,000 for the three months ended June 30, 2020 from $115,000 for the three months ended June 30, 2019. The increase in other expenses was the result of a pre-payment penalty on a FHLB advance for $108,000. The advance of $1.1 million had a maturity date of September 26, 2023, and a rate of 3.37%. The pre-payment of the advance will have a positive effect on the net interest margin in future periods.

Income Tax Expense. We incurred income tax expense of $36,000 and $73,000 for the three months ended June 30, 2020 and 2019, respectively. The decrease in income tax expense for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was due to the decrease in income before provision for income taxes and the evaluation of our temporary and permanent tax differences.

Comparison of Operating Results for the Six Months Ended June 30, 2020 and 2019

General. Net income decreased $253,000, or 46.4%, to $292,000 for the six months ended June 30, 2020, from $545,000 for the six months ended June 30, 2019. The decrease was due to increases in non-interest expense and provision for loan losses partially offset by increases in net interest income and non-interest income.

Interest Income. Interest income increased $27,000, or 0.6%, to $4.3 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Our average balance of interest-earning assets increased $16.4 million, or 8.5%, to $208.9 million for the six months ended June 30, 2020 from $192.5 million for the six months ended June 30, 2019 due primarily to an increase in the average balance of loans. The average yield on interest-earning assets decreased 33 basis points to 4.16% for the six months ended June 30, 2020 from 4.49% for the six months ended June 30, 2019 as our interest-earning assets repriced with the declining interest rate environment.

Interest income on loans increased $19,000, or 0.5%, to $3.9 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 due to the increase in the average balance of loans. Our average balance of loans increased $8.9 million, or 5.5%, to $170.4 million for the six months ended June 30, 2020 from $161.5 million for the six months ended June 30, 2019. The increase in the average balance of loans resulted from our continued emphasis on commercial lending with the addition of $18.1 million in PPP Loans in response to the global COVID-19 pandemic. Our average yield on loans decreased 23 basis points to 4.55% for the six months ended June 30, 2020 from 4.78% for the six months ended June 30, 2019, as our adjustable rate loans repriced downward in the declining interest rate environment.

Interest income on available-for-sale securities increased $8,000 or 2.3%, to $359,000 for the six months ended June 30, 2020 from $351,000 for the six months ended June 30, 2019 due primarily to an increase in the average balance of available-for-sale securities. The average balance of available-for-sale securities increased $3.5 million, or 13.0%, to $30.2 million for the six months ended June 30, 2020 from $26.7 million for the six months ended June 30, 2019 due to increased purchases during the six months ended June 30, 2020.The average yield we earned on available-for-sale securities decreased 25 basis points to 2.38% for the six months ended June 30, 2020 from 2.63% for the six months ended June 30, 2019 primarily as a result of faster premium amortization resulting from increasing prepayment speeds on mortgage-backed securities and the repricing of floating rate securities to the three month LIBOR in a declining rate environment.

Interest Expense. Interest expense decreased $216,000, or 16.8%, to $1.1 million for the six months ended June 30, 2020 from $1.3 million for the six months ended June 30, 2019, due to decreases in interest expense on certificates of deposit and borrowings. Our average rate on interest-bearing liabilities decreased 34 basis points to 1.23% for the six months ended June 30, 2020 from 1.57% for the six months ended June 30, 2019 primarily as a result of decreases in the average rates on FHLBNY borrowings and certificates of deposit. Our average balance of interest-bearing liabilities increased $10.5 million, or 6.4%, to $174.6 million for the six months ended June 30, 2020 from $164.1 million for the six months ended June 30, 2019 due primarily to increases in the average balances of money market accounts, NOW accounts and borrowings.

Interest expense on deposits decreased $186,000, or 21.4%, to $685,000 for the six months ended June 30, 2020 from $871,000 for the six months ended June 30, 2019 due to the decrease in the average rate paid on deposits. The average rate paid on deposits decreased to 1.02% for the six months ended June 30, 2020 from 1.33% for the six months ended June 30, 2019, primarily reflecting lower rates paid on certificates of deposit. The average rate of certificates of deposit decreased by 50 basis points to 1.49% for the six months ended June 30, 2020 from 1.99% for the six months ended June 30, 2019. In addition, the average balance of certificates of deposit decreased by $9.1 million, or 11.6%, to $69.3 million for the six months ended June 30, 2020 from $78.4 million for the six months ended June 30, 2019. The average balance of NOW accounts increased $1.9 million, or 13.1%, to $16.4 million for the six months ended June 30, 2020 from $14.5 million for the six months ended June 30, 2019. The average rate of NOW accounts remained the same at 15 basis points for the six months ended June 30, 2020 and 2019. Money market accounts increased $10.3 million or 66.2%, to $25.9 million for the six months ended June 30, 2020 from $15.6 million for the six months ended June 30, 2019. We have experienced growth in transaction and money market accounts due to the COVID-19 pandemic as consumers and businesses are reluctant to spend.

Interest expense on borrowings decreased $30,000, or 7.2%, to $385,000 for the six months ended June 30, 2020 from $415,000 for the six months ended June 30, 2019. The decrease in interest expense on borrowings reflected the decrease in the average rate of FHLBNY borrowings and the FRBNY PPLF which decreased by 57 basis points to 1.92% for the six months ended June 30, 2020 from 2.49% for the six months ended June 30, 2019. The average balance of borrowings with the FHLBNY increased in the first half of 2020 as compared to the first half of 2019 by $1.5 million from $32.9 million to $34.4 million to fund our asset growth. The average rate on borrowings decreased due to the decrease in interest rates.

Net Interest Income. Net interest income increased $243,000, or 8.0%, to $3.3 million for the six months ended June 30, 2020 from $3.0 million for the six months ended June 30, 2019, primarily as a result of the growth in net interest-earning assets which increased $7.3 million, or 26.8%, from $27.0 million for the six months ended June 30, 2019 to $34.3 million for the six months ended June 30, 2020. Our net interest rate spread increased by one basis point to 2.93% for the six months ended June 30, 2020 from 2.92% for the six months ended June 30, 2019, and our net interest margin decreased by one basis point to 3.14% for the six months ended June 30, 2020 from 3.15% for the six months ended June 30, 2019.

Provision for Loan Losses. We establish a provision for loan losses which is charged to operations to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses inherent in the loan portfolio that are both probable and reasonably estimated at the date of the consolidated statement of financial condition. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan, and the levels of non-performing and other classified loans. We have also evaluated the economic effects of the COVID-19 global pandemic. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses to maintain the allowance.

Based on our evaluation of the above factors, we recorded a provision for loan losses for the six months ended June 30, 2020 of $260,000 as compared to $90,000 for the six months ended June 30, 2019. The increase in the provision for the six months ended June 30, 2020 was the result of the latest evaluation of our loan portfolio and the potential economic effects of the COVID-19 pandemic. We had net-charge-offs of $68,000 for the six months ended June 30, 2020 as compared to $169,000 in net charge-offs for the six months ended June 30, 2019. The allowance for loan losses was $1.4 million, or 0.82% of net loans outstanding at June 30, 2020. The allowance for loan losses was $1.2 million or 0.75% of net loans outstanding at December 31, 2019.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate for the six months ended June 30, 2020 and June 30, 2019. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management by expanding the relationship of existing clients and adding new clients.

Non-Interest Income. Non-interest income increased $44,000, or 11.0%, to $446,000 for the six months ended June 30, 2020 from $402,000 for the six months ended June 30, 2019. The increase was primarily due to an increase in income from sales of mortgages and investments partially offset by a decrease in financial services income. Net gains on sales of available-for-sale securities were $35,000 for the six months ended June 30, 2020. There were no net gains on available-for-sale securities sales in the six months ended June 30, 2019. Net gains on the sale of residential mortgage loans increased $33,000 for the six months ended June 30, 2020, or 94.3%, to $68,000 for the six months ended June 30, 2020 from $35,000 for the six months ended June 30, 2019. Income from financial services decreased $21,000, or 14.1%, to $128,000 for the six months ended June 30, 2020 from $149,000 for the six months ended June 30, 2019. Net gains on the sales of residential real estate increased, as a result of an increased focus on selling loans originated. The net gain of securities was the result of re-balancing our investment portfolio when market conditions are favorable. The decrease in financial services income was due to a decrease in transactional fee income due to the COVID-19 international pandemic.

Non-Interest Expense. Non-interest expense increased by $423,000, or 15.8%, to $3.1 million for the six months ended June 30, 2020 from $2.7 million for the six months ended June 30, 2019. The increase was primarily due to increased expenses related to, compensation and employee benefits, premises and equipment, advertising and other expenses partially offset by a decrease in professional fees. Compensation and employee benefits increased $115,000, or 7.7%, to $1.6 million for the six months ended June 30, 2020 from $1.5 million for the six months ended June 30, 2019. The increase in compensation and employee benefits was the result of staffing our new Bridgeport branch in Madison County, New York beginning in the fourth quarter of 2019. Premises and equipment expense increased by $108,000, or 43.0%, to $359,000 for the six months ended June 30, 2020 from $251,000 for the six months ended June 30, 2019. The increase was primarily due to depreciation and maintenance expenses related to the opening of our Bridgeport branch in the fourth quarter of 2019. Advertising increased $40,000, or 43.0%, to $133,000 for the six months ended June 30, 2020 from $93,000, for the six months ended June 30, 2019 as we focused on marketing in Madison County for our new location in Bridgeport, New York. Other expenses increased by $81,000, or 38.8%, to $290,000 for the six months ended June 30, 2020 from $209,000 for the six months ended June 30, 2019. The increase in other expenses was the result of a pre-payment penalty on a FHLB advance for $108,000. The advance of $1.1 million had a maturity date of September 26, 2023, and a rate of 3.37%. The pre-payment of the advance will have a positive effect on the net interest margin in future periods .

Income Tax Expense. We incurred income tax expense of $71,000 and $124,000 for the six months ended June 30, 2020 and 2019, respectively. The decrease in income tax expense for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was due to the decrease in income before provision for income taxes and the evaluation of our temporary and permanent tax differences.

Non-Performing Assets

We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings. Non-performing assets, including non-performing loans, totaled $2.2 million or 0.94% of total assets, at June 30, 2020 and $1.9 million, or 0.90% of total assets, at December 31, 2019 due to increased non-accrual loans in residential real estate and commercial loans. Non-accrual residential loans increased due to two mortgages totaling $550,000, one has been subsequently sold and the other is current as of July 31, 2020. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated. We have two commercial real estate loans totaling $1.0 million at June 30, 2020 that are non-accruing troubled debt restructurings included in the table below and paying as agreed at the dates indicated.

	At June 30, 2020	At December 31, 2019
	(Unaudited)
	(In thousands)
Non-accrual loans:
Residential:
One- to four-family	$1,004	$709
Home equity loans and lines of credit	99	-
Construction	-	-
Commercial real estate	1,007	962
Commercial and industrial	134	-
Consumer and other	1	-
Total non-accrual loans	$2,245	$1,671

Accruing loans 90 days or more past due:
Residential:
One- to four-family	-	148
Home equity loans and lines of credit	-	56
Construction	-	-
Commercial real estate	-	-
Commercial and industrial	-	-
Consumer and other	-	8
Total accruing loans 90 days or more past due	$-	$212
Total non-performing loans	2,245	1,883
Real estate owned	-	-
Total non-performing assets	$2,245	$1,883

Other non-performing loans to total loans	1.28%	1.14%
Total non-performing loans to total assets	0.94%	0.90%
Total non-performing assets to total assets	0.94%	0.90%

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the Six Months ended June 30,
	2020	2019
	(Unaudited)
	(In thousands)

Balance at beginning of period	$1,241	$1,234

Charge-offs:
Residential:
One- to four-family	-	146
Home equity loans and lines of credit	-	-
Construction	-	16
Commercial real estate	14	-
Commercial and industrial	46	-
Consumer and other	8	7
Total charge-offs	68	169

Recoveries:
Residential:
One- to four-family	-	-
Home equity loans and lines of credit	-	-
Construction	-	-
Commercial real estate	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total recoveries	-	-

Net charge-offs	68	169
Provision for loan losses	260	35

Balance at end of period	$1,433	$1,100

Ratios:
Net charge-offs to average loans outstanding	0.04%	0.10%
Allowance for loan losses to non-performing loans at end of period	63.46%	181.60%
Allowance for loan losses to total loans at end of period	0.81%	0.70%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from calls, maturities, and sales of securities. We also have the ability to borrow from the FHLBNY. At June 30, 2020, we had a $82.4 million line of credit with the FHLBNY and a $2.5 million line of credit with Zions Bank. At June 30, 2020, we had $34.4 million in outstanding borrowings from the FHLBNY. We have not borrowed against the line of credit with Zions Bank during the six months ended June 30, 2020 .

The Board of Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2020.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which includes cash and due from banks. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At June 30, 2020, cash and cash equivalents totaled $10.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $37.6 million at June 30, 2020.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year at June 30, 2020, totaled $45.0 million, or 28.32%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLBNY advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At June 30, 2020, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at June 30, 2020. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2020, we had outstanding commitments to originate loans of $384,000. We anticipate that we will have sufficient funds available to meet our current lending commitments.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

As of June 30, 2020, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares of its common stock during the three and six months ended June 30, 2020.

The Company’s Board of Directors authorized its first stock repurchase program on October 21, 2018 to acquire up to 98,946 shares, or 5.0% of the Company’s then outstanding common stock. As of June 30, 2020, 32,982 shares of common stock remain to be repurchased under the program. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101	The following materials from Seneca Financial Corp. Form 10-Q for the three and six months ended June 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition (iii) the Consolidated Statements of Comprehensive Income (loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENECA FINANCIAL CORP.
(registrant)

August 14, 2020	/s/ Joseph G. Vitale
Joseph G. Vitale
President and Chief Executive Officer

August 14, 2020	/s/ Vincent J. Fazio
Vincent J. Fazio
Executive Vice President and Chief Financial Officer

